Form 10-Q
period 1995-09-30
COLLECTIVE BANCORP INC
filed 1995-11-14
CIK 835345

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q
(Mark One)
         [ X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended September 30, 1995

                                       OR

         [   ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

               For the transition period from              to
                                              -------------      -------------

                         Commission file number 0-17515

                            COLLECTIVE BANCORP, INC.
             (Exact name of registrant as specified in its charter)

          Delaware                                         22-2942769
(State or other jurisdiction of                          (IRS Employer
 incorporation or organization)                         Identification No.)

        716 West White Horse Pike
        Cologne , New Jersey                                08213
(Address of principal executive offices)                  (Zip Code)

        Registrant's telephone number, including area code (609) 625-1110


     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
                                Yes [ X ] No [ ]


                APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY
                   PROCEEDINGS DURING THE PRECEDING FIVE YEARS

     Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Sections 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court.
                                 Yes [ ] No [ ]


                      APPLICABLE ONLY TO CORPORATE ISSUERS

     Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

     Common stock, par value $.01 per share, 20,361,668 shares outstanding as of September 30, 1995.

PART I
Item I

                                      COLLECTIVE BANCORP, INC. AND SUBSIDIARY

                                  STATEMENTS OF CONSOLIDATED FINANCIAL CONDITION

                                                                           September 30                 June 30
                                                                               1995                       1995
                                                                           --------------            ---------------
ASSETS                                                                          (Dollar amounts in thousands)
        Cash                                                                           $               $     66,256
                                                                                  54,686
        Federal funds sold                                                         3,770                      3,717
                                                                           --------------            ---------------
                    Total cash and cash equivalents                               58,456                     69,973

        Trading securities, at market value                                            -                     13,328
        Loans held for sale, at amortized cost (market
             value of $11,120 and $5,836)                                         11,036                      5,815
        Securities available for sale, at market value                           110,451                    113,635
        Investment securities, at amortized cost (market
             value of $251,043 and $317,221)                                     250,164                    315,879
        Loans receivable, net                                                  2,409,273                  2,373,706
        Mortgage-backed securities, at amortized cost
             (market value of $1,989,166 and $2,027,783)                       2,058,187                  2,100,344
        Real estate acquired in settlement of loans, net                           5,215                      6,476
        Land, office buildings and equipment, net                                 39,688                     39,313
        Other assets                                                              56,004                     43,072
        Core deposit premium                                                      10,166                     10,873
        Goodwill                                                                  17,606                     18,103
                                                                           --------------            ---------------
                    Total assets                                              $5,026,246                 $5,110,517
                                                                           ==============            ===============

LIABILITIES AND STOCKHOLDERS' EQUITY
        Deposits:
           Demand deposits, non-interest bearing                                       $               $     76,705
                                                                                  75,703
           Demand deposits, interest bearing                                     453,848                    451,350
           Savings and investment accounts                                       819,498                    833,041
           Savings certificates                                                1,836,533                  1,916,727
                                                                           --------------            ---------------
                    Total deposits                                             3,185,582                  3,277,823

        Federal Home Loan Bank advances                                                -                    395,000
        Other borrowed funds                                                   1,450,577                  1,052,920
        Payable to brokers for securities purchased                                    -                      7,600
        Advance payments by borrowers for taxes and insurance                     26,768                     29,462
        Other liabilities                                                         25,814                     19,920
                                                                           --------------            ---------------
                    Total liabilities                                          4,688,741                  4,782,725
                                                                           --------------            ---------------

        Stockholders' Equity:
           Common stock, par value $.01 per share; authorized 37,000,000 shares;
               issued and outstanding 20,361,668 shares in September 1995 and
               20,356,768 shares in June 1995                                        204                        204
           Preferred stock, par value $.01 per share;
               authorized-2,500,000 shares; none outstanding                           -                          -
           Additional paid-in capital                                             59,361                     59,299
           ESOP debt                                                              (6,623)                    (6,892)
           Securities valuation                                                    2,394                      2,136
           Retained earnings, substantially restricted                           282,169                    273,045
                                                                           --------------            ---------------
                    Total stockholders' equity                                   337,505                    327,792
                                                                           --------------            ---------------
                    Total liabilities and stockholders' equity                $5,026,246                 $5,110,517
                                                                           ==============            ===============

                                     COLLECTIVE BANCORP, INC. AND SUBSIDIARY

                                      STATEMENTS OF CONSOLIDATED OPERATIONS

                                                                                        Three Months Ended
                                                                                           September 30
                                                                                     1995               1994
                                                                                 -------------      --------------
                                                                   (Dollar amounts in thousands except per share data)
INTEREST AND DIVIDEND INCOME:
      Interest on mortgage loans                                                      $42,873            $32,547
      Interest on other loans                                                           4,143              4,314
      Interest on mortgage-backed securities                                           36,165             37,630
      Interest and dividends on investments                                             5,687              5,397
                                                                                 -------------      --------------
             Total interest and dividend income                                        88,868             79,888
                                                                                 -------------      --------------

INTEREST EXPENSE:
      Interest on deposits                                                             33,279             25,626
      Interest on Federal Home Loan Bank
          advances and other borrowed funds                                            21,884             16,063
                                                                                 -------------      --------------
             Total interest expense                                                    55,163             41,689
                                                                                 -------------      --------------

      Net interest income before provision for loan losses                             33,705             38,199
      Provision for loan losses                                                           286                235
                                                                                 -------------      --------------
      Net interest income after provision for loan losses                              33,419             37,964
                                                                                 -------------      --------------

OTHER INCOME:
      Loan servicing                                                                      950              1,025
      Gain (loss) on sale of loans and securities                                         634               (243)
      Financial service fees and other income                                           2,465              1,669
                                                                                 -------------      --------------
             Total other income                                                         4,049              2,451
                                                                                 -------------      --------------
      Total income before other expense                                                37,468             40,415
                                                                                 -------------      --------------

OTHER EXPENSE:
      Compensation and employee benefits                                                6,979              6,607
      Occupancy expense                                                                 2,679              2,374
      Advertising                                                                         255                269
      Deposit insurance                                                                 1,424              1,645
      Computer services                                                                 1,242              1,084
      Loan expense                                                                        715                591
      Real estate operations                                                              (24)              (461)
      Amortization of intangibles                                                       1,205              1,035
      Other expenses                                                                    2,477              2,428
                                                                                 -------------      --------------
             Total other expense                                                       16,952             15,572
                                                                                 -------------      --------------

INCOME BEFORE INCOME TAXES                                                             20,516             24,843
INCOME TAXES                                                                            7,319              8,854
                                                                                 -------------      --------------
NET INCOME                                                                            $13,197            $15,989
                                                                                 =============      ==============

PER SHARE DATA:
      Primary and fully diluted net income per share                                    $0.65              $0.78
      Dividends per common share                                                        $0.20              $0.15
      Average primary shares outstanding                                           20,430,540         20,565,859
      Average fully diluted shares outstanding                                     20,444,438         20,577,296

                                       3

                     COLLECTIVE BANCORP, INC. AND SUBSIDIARY

                 STATEMENTS OF CONSOLIDATED STOCKHOLDERS' EQUITY


                                    Additonal
                                             Common       Paid-In        ESOP       Securities      Retained
                                              Stock       Capital        Debt       Valuation       Earnings         Total
                                        -----------------------------------------------------------------------------------
                                                                  (Dollar amounts in thousands)
BALANCE JUNE 30, 1994                          $203       $58,618       $(7,800)             -      $228,707      $279,728

  Net income for the year                         -             -              -             -        57,542        57,542
  Stock options exercised                         1           681              -             -             -           682
  Dividends on common
    stock - $.65 per share                        -             -              -             -      (13,204)      (13,204)
  ESOP debt repayment                             -             -            908             -             -           908
  Securities valuation                            -             -              -        $2,136             -         2,136
                                        -----------------------------------------------------------------------------------

BALANCE JUNE 30, 1995                           204        59,299        (6,892)         2,136       273,045       327,792

  Net income fiscal year to date                  -             -              -             -        13,197        13,197
  Stock options exercised                         -            62              -             -             -            62
  Dividends on common
    stock - $.20 per share                        -             -              -             -       (4,073)       (4,073)
  ESOP debt repayment                             -             -            269             -             -           269
  Securities valuation                            -             -              -           258             -           258
                                        -----------------------------------------------------------------------------------

BALANCE SEPTEMBER 30, 1995                     $204       $59,361       $(6,623)        $2,394      $282,169      $337,505
                                        ===================================================================================

                                       4

                                 COLLECTIVE BANCORP, INC. AND SUBSIDIARY

                                  STATEMENTS OF CONSOLIDATED CASH FLOWS

                                                                                  Three Months Ended
                                                                                     September 30
                                                                             ------------------------------
                                                                                1995               1994
                                                                             ------------      ------------
OPERATING ACTIVITIES:                                                              (Dollar amounts in
                                                                                      thousands)
Interest received                                                               $86,222           $73,837
Interest paid                                                                   (54,846)          (40,956)
Operating expenses                                                              (15,004)          (16,888)
Sales of trading securities                                                      43,121            12,305
Loan fees                                                                         1,457             1,269
Loans originated for sale                                                       (39,088)          (14,880)
Sales of loans held for sale                                                     33,866            16,046
Securitization of loans held for sale                                           (30,333)          (12,305)
Repayment of principal on trading securities                                        541                 -
Other income received                                                             4,049             2,451
Income taxes paid                                                                     -            (5,344)
                                                                             -----------      ------------
Net cash provided by operating activities                                        29,985            15,535
                                                                             ------------     -------------

INVESTING ACTIVITIES:
Loan originations                                                               (94,167)         (173,841)
Purchases of loans                                                              (13,874)           (5,780)
Purchases of mortgage-backed securities                                               -                68
Repayment of loan principal                                                      72,460            74,752
Repayment of mortgage-backed security principal                                  42,834            78,126
Purchases of investment securities                                              (22,030)          (70,345)
Sales of investment securities available for sale                                     -             9,355
Repayment of principal on mortgage-backed securities available for sale           3,356             8,358
Maturities of investment securities                                              80,149             4,664
Net decrease in real estate owned                                                 1,261               298
Other investing, net                                                            (12,882)           (2,685)
                                                                             ------------      ------------
Net cash provided by (used for) investing activities                             57,107           (77,030)
                                                                             ------------      ------------

FINANCING ACTIVITIES:
Net change in deposits                                                          (92,242)          (10,036)
Net change in Federal Home Loan Bank advances                                  (395,000)          183,000
Net change in other borrowed funds                                              397,657          (117,692)
Net decrease in advance payments by borrowers
   for taxes and insurance                                                       (2,694)             (200)
Dividends paid                                                                   (4,073)           (3,040)
Other financing, net                                                             (2,257)              369
                                                                             ------------      ------------
Net cash (used for) provided by financing activities                            (98,609)           52,401
                                                                             ------------      ------------
NET DECREASE IN CASH AND CASH EQUIVALENTS                                       (11,517)           (9,094)
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD                                   69,973            70,950
                                                                             ------------      ------------
CASH AND CASH EQUIVALENTS, END OF PERIOD                                        $58,456           $61,856
                                                                             ============      ============

RECONCILIATION OF NET INCOME TO NET CASH PROVIDED
BY OPERATING ACTIVITIES:

Net income                                                                     $ 13,197           $15,989
Net change in trading securities                                                 13,328                 -
Net change in loans held for sale                                                (5,221)            1,166
Amortization and accretion of deferred charges and credits, net                    (511)             (614)
Amortization of intangibles                                                       1,205             1,035
Accrued income and expense                                                        8,343             1,855
Deferred income and expense                                                      (2,054)           (5,367)
Provision for loan and real estate owned losses                                     271               251
Depreciation and amortization                                                     1,158             1,007
ESOP debt repayment                                                                 269               213
                                                                             ------------      ------------
Net cash provided by operations                                                 $29,985           $15,535
                                                                             ============      ============

                                       5

                     COLLECTIVE BANCORP, INC. AND SUBSIDIARY

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


1. The unaudited interim consolidated financial statements of Collective Bancorp, Inc. and subsidiary ("Collective") included herein should be read in conjunction with the audited financial statements for the year ended June 30, 1995 included in Collective's 1995 Annual Report and incorporated by reference in the Form 10-K for the year then ended. The unaudited interim financial statements reflect all adjustments which are, in the opinion of management, necessary for a fair presentation of the results for the periods presented. Such adjustments consist only of normal recurring accruals. The results of operations for the three-month period ended
     September 30, 1995 are not necessarily indicative of the results to be expected for the fiscal year ending June 30, 1996.

2. Legislation pending in Congress would impose a one-time assessment of between 85 and 90 basis points on the amount of deposits held by SAIF-member institutions, including Collective Bank, a wholly-owned subsidiary of Collective, to recapitalize the SAIF fund to the required level of 1.25% of insured deposits and is expected to be payable in the fourth quarter of 1995 or the first quarter of 1996. If the assessment is made at the 85 basis point proposed rate, the effect on Collective Bank would be a pre-tax charge of approximately $22 million or $14 million after tax (36% assumed tax rate).

Item 2

                      MANAGEMENT'S DISCUSSION AND ANALYSIS
                                       OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS

General Financial Institution Legislation and Regulation
                  Collective's primary subsidiary, Collective Bank (the "Bank"), is subject to extensive regulation, supervision and examination by the Office of Thrift Supervision ("OTS"), as its chartering authority and primary federal regulator, and by the Federal Deposit Insurance Corporation ("FDIC"), which insures its deposits up to applicable limits. Such regulation and supervision establish a comprehensive framework of activities in which an institution can engage and are intended primarily for the protection of the insurance fund and depositors. The regulatory structure also gives the regulatory authorities extensive discretion in connection with their supervisory and enforcement activities. Any change in such regulation, whether by the OTS, FDIC or the Congress, could have a material impact on the Bank and its operations.

Assets
         Total assets decreased $84 million during the three months ended September 30, 1995. The decline, primarily in interest-earning assets, resulted from accelerated repayments of certain investment securities. The repayment proceeds were used to pay maturing certificates of deposit.

         Cash and cash equivalents decreased $12 million from June 30, 1995 as cash used for financing activities exceeded cash provided by operating and investing activities. Trading securities decreased $13 million during the period as the fiscal 1995 year-end inventory of originated, securitized loans was sold.

         Investment securities decreased $66 million from June 30, 1995. The decrease resulted from maturities and repayments of U.S. agency securities of $80 million, partially offset by other investment purchases. Many of these securities were redeemed as the issuing agencies exercised call options during the current period. Loans receivable, net increased $36 million as loan originations and purchases exceeded loan repayments. Mortgage-backed securities decreased $43 million from principal repayments. No mortgage-backed securities were purchased during the current quarter.

         Collective has the positive intent and ability to hold its investment and mortgage-backed securities portfolios to maturity under all foreseeable economic conditions. Therefore, it is not expected that any gains or losses will be realized. In recent years, since authoritative guidance and/or accounting standards have been developed for the definitive classification of securities, Collective has not sold securities from its held-to-maturity portfolios. Collective has always been able to satisfy its liquidity needs from the cash flows from operating and financing activities, and there is no present indication that Collective will not be able to do so in the future. Unrealized gains or losses in Collective's held-to-maturity securities portfolios are primarily a function of the interest-rate environment at any given point in time and, therefore, are only temporary in nature. If presently unforeseen economic conditions should result in the sale of these securities at some future date, any realized gain or loss will be determined by their market value when sold.

         Other assets increased $13 million from June 30, 1995, primarily as the result of a receivable from brokers for trading securities sold in September 1995. This receivable was collected in October 1995.

Liabilities
         Deposits decreased $92 million during the three months ended September 30, 1995. The decrease was comprised of an increase in demand deposits of $1 million and decreases in savings and investment accounts and savings certificates of $14 million and $79 million, respectively. The decrease in savings and investment accounts occurred as depositors sought alternative investment vehicles with higher yields.

         During the three months ended September 30, 1995, Collective continued its effort to retain maturing deposits through the use of special products, such as 9, 15, 18 and 21-month savings certificates at attractive rates. During this period, deposits in those categories increased by $59 million. Offsetting those increases were reductions in other retail certificates of deposit of $66 million as customers transferred funds to the special product offerings. The three-month period also reflected reductions in certificates in excess of $100,000 of $72 million. Collective had offered attractive rates in this category during the quarter ended June 30, 1995 as a less expensive source of funds compared to short-term borrowings to fund asset additions. Those rates were not continued in the current quarter.

         Federal Home Loan Bank advances decreased $395 million and other borrowed funds increased $398 million during the three months ended September 30, 1995. The shift in the source of borrowed funds occurred because reverse repurchase agreements became a more attractive borrowing vehicle to Collective than FHLB advances. Advance payments by borrowers for taxes and insurance decreased $3 million during the three months ended September 30, 1995 primarily from annual tax payments in July 1995 on certain out-of-state mortgage loans. The increase in other liabilities of $6 million from June 30, 1995 to September 30, 1995 is attributable to a change in the estimated payment date for federal income taxes as a result of a change in Collective's tax year from a calendar year to a June 30 fiscal year. Unlike other quarters, the estimated tax payment for the September 1995 quarter was not required until October 16, 1995.

Stockholders' Equity
         Retained earnings increased $9 million during the period primarily as a result of net earnings of $13 million, less dividends on common stock of $4 million.

Liquidity and Capital Resources
         The Bank is required by regulation to maintain certain levels of liquidity. Regulations currently in effect require the Bank to maintain liquid assets of not less than 5% of its net withdrawable deposits and short-term borrowings, of which at least 1% must be short-term liquid assets. Throughout the three months ended September 30, 1995, the Bank was in compliance with that regulation and at that date had an overall liquidity ratio of 5.43% and a short-term ratio of 2.33%.

         At September 30, 1995, capital resources were sufficient to meet outstanding loan origination commitments of $128 million and commitments on unused lines of credit of $85 million. Loans originated or purchased during the three months ended September 30, 1995 were funded from normal sources including the amortization of the existing loan and mortgage-backed securities portfolios and borrowings.

         The Bank is subject to capital requirements mandated by the Financial Institutions Reform, Recovery and Enforcement Act ("FIRREA"). Under FIRREA, thrift institutions must have tangible capital equal to 1.5% of tangible assets, core capital equal to 3% of adjusted tangible assets and risk-based capital equal to 8% of risk-weighted assets. At September 30, 1995, the Bank exceeded those requirements as follows:




         Tangible Capital:          (In Thousands)              Percent
                                     -------------              -------
                  Actual               $   313,501                6.27%
                  Required                  74,964                1.50%
                                     -------------              -------
                  Excess               $   238,537                4.77%
                                     -------------              -------

         Core Capital:
                  Actual               $   313,501                6.27%
                  Required                 149,928                3.00%
                                     -------------              -------
                  Excess               $   163,573                3.27%
                                     -------------              -------

         Risk-based capital:
                  Actual               $   321,139               16.88%
                  Required                 152,191                8.00%
                                     -------------              -------
                  Excess               $   168,948                8.88%
                                     -------------              -------

Three Months Ended September 30, 1995 Compared to

Three Months Ended September 30, 1994
         Collective's net income is determined primarily by the margin between the earnings on its investment, loan and mortgage-backed securities portfolios and the interest paid on its deposits and borrowings. Other primary factors in determining Collective's profitability are its levels of other income and operating expenses.

         Net income for the three months ended September 30, 1995 decreased by 17% compared to net income for the three months ended September 30, 1994. The decrease in net income was comprised of a 12% decrease in net interest income after provision for loan losses, a 65% increase in other income, a 9% increase in other expense and a 17% decrease in income taxes.

         The reduction in net interest income resulted from a decrease in net interest margin from 3.35% for the 1994 period to 2.82% for the 1995 period, partially offset by a $325 million increase in average interest-earning assets. The decrease in net interest margin was comprised of a 29 basis point improvement in the yield on interest-earning assets and an 82 basis point increase in cost of funds. The increase in the yield on interest-earning assets was the result of an increase in the yield on adjustable-rate mortgage loans, approximating 59 basis points, because of higher short-term interest rates during the 1995 period. Although long-term interest rates were lower in the 1995 quarter, the yield on Collective's fixed-rate earning asset portfolio did not decrease proportionately to the rise in yield on the adjustable rate asset portfolio because of their different repricing characteristics. Higher short-term interest rates during the current period, although partially offset by an increase in the amount of lower-cost core deposits, resulted in the increase in the cost of funds. The increase in interest-earning assets partially offset the effect on net interest income of the declining net interest margin. The growth in average interest-earning assets was comprised of a $415 million increase in loans receivable offset by decreases in mortgage-backed securities and investment securities of $80 million and $10 million, respectively.

         Collective's net interest income tends to increase in periods of declining interest rates because its interest-bearing liabilities generally reprice faster than its interest-earning assets. (See the "Maturity and Rate Sensitivity Analysis", page 10.) Conversely, Collective's net interest income tends to decrease in periods of rising interest rates. The higher short-term interest rates discussed above, combined with a flatter yield curve, when compared to the three months ended September 30, 1994, caused the reduced net interest margin mentioned above.

         The increase in other income resulted primarily from increased fee income from the growth in demand deposit balances and a more aggressive strategy in charging and collecting fees related to deposit accounts. The recent decline in longer-term interest rates and the increase in trading account activity as Collective securitized and sold a higher percentage of loans originated contributed to the increase in gains recorded on the sale of loans and securities. Sales of trading securities totaled $43 million during the three months ended September 30, 1995 compared to $12 million in the three months ended September 30, 1994. During the three months ended September 30, 1995, the amount of current loan originations that met the criteria for long-term investment declined to 71% compared to 92% of originations for the three months ended September 30, 1994.

         The increase in other expense is attributable to the operation of additional deposit offices acquired from Sovereign Bancorp, Inc. in 1995. Despite that increase, operating expenses as a percentage of average assets declined from 1.26% for the three months ended September 30, 1994 to 1.24% for the three months ended September 30, 1995, largely because of the increased asset base in 1995.

         The decrease in income taxes resulted from reduced pre-tax income. The effective income tax rate was 35.7% for the three months ended September 30, 1995 compared to 35.6% for the three months ended September 30, 1994.

                     COLLECTIVE BANCORP, INC. AND SUBSIDIARY

                   MATURITY AND RATE SENSITIVITY ANALYSIS (1)

                                                                        September 30, 1995

                                      ---------------         ---------------        ----------------        ----------------
                                          1 Year                  1 Year                  Over
                                         or Less                to 5 Years               5 Years                  Total
                                      ---------------         ---------------        ----------------        ----------------
Assets:                                                            (Dollar amounts in thousands)
  Mortgage loans:
   Balloon and adjustable rate first
     mortgages                          $    767,559           $     290,384           $     272,636            $  1,330,579
   Fixed rate mortgages                      209,978 (2)             322,545                 373,052                 905,575
  Mortgage-backed securities                 371,584 (3)           1,205,996                 554,824               2,132,404
  Consumer and commercial loans              148,895                  33,769                   1,491                 184,155
  Federal funds sold                           3,770                       -                       -                   3,770
  Investment securities                      285,935 (4)                   -                     463                 286,398
                                      ---------------         ---------------        ----------------        ----------------
Total rate sensitive assets             $  1,787,721           $   1,852,694           $   1,202,466            $  4,842,881
                                      ===============         ===============        ================        ================

Liabilities:
  Fixed maturity deposits               $  1,364,894            $    453,885           $      17,754            $  1,836,533
  NOW accounts                                     -                 453,848                       -                 453,848
  Money market demand accounts               267,325                       -                       -                 267,325
  Passbook accounts                          102,536                 231,075                 218,562                 552,173
  Other borrowings                         1,450,577                       -                       -               1,450,577
                                      ---------------         ---------------        ----------------        ----------------

Total rate sensitive liabilities        $  3,185,332            $  1,138,808           $     236,316            $  4,560,456
                                      ===============         ===============        ================        ================

Dollar gap (5)                          $ (1,397,611)           $    713,886           $     966,150            $    282,425
                                      ===============         ===============        ================        ================


(1) As presented in this table,  Collective calculates interest rate sensitivity
    information   employing   techniques  developed  by  the  Office  of  Thrift
    Supervision.
(2) Includes $11,036 of loans classified as held for sale.
(3) Includes $74,217 of mortgage-backed securities classified as available for sale.
(4) Includes $36,234 of securities classified as available for sale.
(5) Rate sensitive assets less rate sensitive liabilities.




PART II
Item 6. Exhibits and Reports on Form 8-K

(a) (11) Statement Re Computation of Per Share Earnings
    (27) Financial Data Schedule

(b) On August 21, 1995, Collective Bancorp, Inc. filed a Form 8-K reporting a change in certifying accountant. Such Form 8-K was amended on August 31, 1995 and September 7, 1995.

                                   SIGNATURES



         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                            COLLECTIVE BANCORP, INC.


                                         EDWARD J. MCCOLGAN
Date  November 13, 1995            -------------------------------
                                         Edward J. McColgan
                               Vice Chairman & Chief Financial Officer





                                          BERNARD H.BERKMAN
Date  November 13, 1995            -------------------------------
                                          Bernard H.Berkman
                          Executive Vice President & Chief Accounting Officer