Form 10-Q
period 1995-12-31
COLLECTIVE BANCORP INC
filed 1996-02-14
CIK 835345

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q
(Mark One)
[ X ]       QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended December 31, 1995

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

     Common stock, par value $.01 per share, 20,371,572 shares outstanding as of December 31, 1995.

PART 1
Item 1
                                    COLLECTIVE BANCORP, INC. AND SUBSIDIARY
                                STATEMENTS OF CONSOLIDATED FINANCIAL CONDITION

                                                                        December 31                June 30
                                                                            1995                    1995
                                                                      -----------------       ------------------
ASSETS                                                                      (Dollar amounts in thousands)
      Cash                                                                $     55,070             $     66,256
      Federal funds sold                                                        23,681                    3,717
                                                                      -----------------       ------------------
                  Total cash and cash equivalents                               78,751                   69,973

      Trading securities, at market value                                            -                   13,328
      Loans held for sale, at amortized cost (market
           value of $13,041 and $5,836)                                         12,796                    5,815
      Securities available for sale, at market value                           107,993                  113,635
      Investment securities, at amortized cost (market
           value of $255,905 and $317,221)                                     255,217                  315,879
      Loans receivable, net                                                  2,427,682                2,373,706
      Mortgage-backed securities, at amortized cost
           (market value of $1,981,323 and $2,027,783)                       2,025,126                2,100,344
      Real estate acquired in settlement of loans, net                           5,219                    6,476
      Land, office buildings and equipment, net                                 39,951                   39,313
      Other assets                                                              50,035                   43,072
      Core deposit premium                                                       9,468                   10,873
      Goodwill                                                                  17,110                   18,103
                                                                      -----------------       ------------------
                  Total assets                                              $5,029,348               $5,110,517
                                                                      =================       ==================

LIABILITIES AND STOCKHOLDERS' EQUITY
      Deposits:
         Demand deposits, non-interest bearing                            $     84,338             $     76,705
         Demand deposits, interest bearing                                     492,461                  451,350
         Savings and investment accounts                                       820,405                  833,041
         Savings certificates                                                1,792,590                1,916,727
                                                                      -----------------       ------------------
                  Total deposits                                             3,189,794                3,277,823

      Federal Home Loan Bank advances                                                -                  395,000
      Other borrowed funds                                                   1,413,405                1,052,920
      Payable to brokers for securities purchased                               33,000                    7,600
      Advance payments by borrowers for taxes and insurance                     20,967                   29,462
      Other liabilities                                                         24,487                   19,920
                                                                      -----------------       ------------------
                  Total liabilities                                          4,681,653                4,782,725
                                                                      -----------------       ------------------

      Stockholders' equity:
         Common stock, par value $.01 per share;  authorized  37,000,000 shares;
             issued and outstanding 20,371,572 shares in December 1995 and
             20,356,768 shares in June 1995                                        204                      204
         Preferred stock, par value $.01 per share;
             authorized-2,500,000 shares; none outstanding                           -                        -
         Additional paid-in capital                                             59,440                   59,299
         ESOP debt                                                             (6,354)                  (6,892)
         Securities valuation                                                    3,190                    2,136
         Retained earnings, substantially restricted                           291,215                  273,045
                                                                      -----------------       ------------------
                  Total stockholders' equity                                   347,695                  327,792
                                                                      -----------------       ------------------
                  Total liabilities and stockholders' equity                $5,029,348               $5,110,517
                                                                      =================       ==================

                                        COLLECTIVE BANCORP, INC. AND SUBSIDIARY
                                         STATEMENTS OF CONSOLIDATED OPERATIONS

                                                               Three Months Ended                Six Months Ended
                                                                   December 31                      December 31
                                                               1995           1994             1995             1994
                                                           -------------  -------------    --------------   -------------
                                                                (Dollar amounts in thousands except per share data)
INTEREST AND DIVIDEND INCOME:
      Interest on mortgage loans                                $43,792        $35,062           $86,666         $67,610
      Interest on other loans                                     4,185          4,543             8,328           8,857
      Interest on mortgage-backed securities                     35,166         36,531            71,330          74,161
      Interest and dividends on investments                       5,815          5,773            11,502          11,170
                                                           -------------  -------------     -------------   -------------
             Total interest and dividend income                  88,958         81,909           177,826         161,798
                                                           -------------  -------------     -------------   -------------

INTEREST EXPENSE:
      Interest on deposits                                       33,750         27,681            67,029          53,308
      Interest on Federal Home Loan Bank
          advances and other borrowed funds                      20,688         18,489            42,571          34,552
                                                           -------------  -------------     -------------   -------------
             Total interest expense                              54,438         46,170           109,600          87,860
                                                           -------------  -------------     -------------   -------------

      Net interest income before provision for loan losses       34,520         35,739            68,226          73,938
      Provision for loan losses                                     403              5               690             240
                                                           -------------  -------------     -------------   -------------
      Net interest income after provision for loan losses        34,117         35,734            67,536          73,698
                                                           -------------  -------------     -------------   -------------

OTHER INCOME:
      Loan servicing                                                979            981             1,928           2,006
      Gain (Loss) on sale of loans and securities                   560           (48)             1,195           (292)
      Financial service fees and other income                     2,471          2,450             4,936           4,120
                                                           -------------  -------------     -------------   -------------
             Total other income                                   4,010          3,383             8,059           5,834
                                                           -------------  -------------     -------------   -------------
      Total income before other expense                          38,127         39,117            75,595          79,532
                                                           -------------  -------------     -------------   -------------

OTHER EXPENSE:
      Compensation and employee benefits                          6,935          6,680            13,914          13,288
      Occupancy expense                                           2,552          2,541             5,230           4,915
      Advertising                                                   281            388               536             657
      Deposit insurance                                           1,627          1,645             3,051           3,290
      Computer services                                           1,312          1,092             2,554           2,176
      Loan expense                                                  900            707             1,615           1,298
      Real estate operations                                        192          (199)               169           (660)
      Amortization of intangibles                                 1,195          1,023             2,399           2,058
      Other expenses                                              2,625          2,533             5,103           4,960
                                                           -------------  -------------     -------------   -------------
             Total other expense                                 17,619         16,410            34,571          31,982
                                                           -------------  -------------     -------------   -------------

INCOME BEFORE INCOME TAXES                                       20,508         22,707            41,024          47,550
INCOME TAXES                                                      7,387          7,729            14,706          16,583
                                                           -------------  -------------     -------------   -------------
NET INCOME                                                      $13,121        $14,978           $26,318         $30,967
                                                           =============  =============     =============   =============

PER SHARE DATA:
      Primary and fully diluted net income per share              $0.64          $0.73             $1.29           $1.51
      Dividends per common share                                  $0.20          $0.15             $0.40           $0.30
      Average primary shares outstanding                     20,451,792     20,544,325        20,444,689      20,569,395
      Average fully diluted shares outstanding               20,451,792     20,544,325        20,449,014      20,569,395

                     COLLECTIVE BANCORP, INC. AND SUBSIDIARY
                 STATEMENTS OF CONSOLIDATED STOCKHOLDERS' EQUITY

                                                         Additonal
                                             Common        Paid-In          ESOP     Securities      Retained
                                              Stock        Capital          Debt      Valuation      Earnings         Total
                                        ------------------------------------------------------------------------------------
                                                        (Dollar amounts in thousands except per share data)
BALANCE JUNE 30, 1994                          $203        $58,618      $(7,800)                     $228,707      $279,728

  Net income for the year                                                                              57,542        57,542
  Stock options exercised                         1            681                                                      682
  Dividends on common
    stock - $.65 per share                                                                           (13,204)      (13,204)
  ESOP debt repayment                                                        908                                        908
  Securities valuation                                                                   $2,136                       2,136
                                        ------------------------------------------------------------------------------------

BALANCE JUNE 30, 1995                           204         59,299       (6,892)          2,136       273,045       327,792

  Net income fiscal year to date                                                                       26,318        26,318
  Stock options exercised                                      141                                                      141
  Dividends on common
    stock - $.40 per share                                                                            (8,148)       (8,148)
  ESOP debt repayment                                                        538                                        538
  Securities valuation                                                                    1,054                       1,054
                                        ------------------------------------------------------------------------------------

BALANCE DECEMBER 31, 1995                      $204        $59,440      $(6,354)         $3,190      $291,215      $347,695
                                        ====================================================================================

                                   COLLECTIVE BANCORP, INC. AND SUBSIDIARY
                                    STATEMENTS OF CONSOLIDATED CASH FLOWS

                                                                                     Six Months Ended
                                                                                        December 31
                                                                             ----------------------------------

                                                                                  1995                1994
                                                                             ----------------    --------------
                                                                               (Dollar amounts in thousands)
OPERATING ACTIVITIES:
Interest received                                                                $   176,711       $   154,704
Interest paid                                                                      (107,165)          (87,698)
Operating expenses                                                                  (31,761)          (30,520)
Sales of trading securities                                                           68,485            16,339
Loan fees                                                                              2,792             4,129
Loans originated for sale                                                           (68,815)          (18,760)
Sales of loans held for sale                                                          61,833            23,043
Securitization of loans held for sale                                               (56,601)          (16,339)
Repayment of principal on trading securities                                           1,242                 -
Other income received                                                                  8,261             5,834
Income taxes paid                                                                   (13,046)          (10,841)
                                                                             ----------------    --------------

Net cash provided by operating activities                                             41,936            39,891
                                                                             ----------------    --------------

INVESTING ACTIVITIES:
Loan originations                                                                  (200,695)         (335,113)
Purchases of loans                                                                  (16,686)          (43,813)
Purchases of mortgage-backed securities                                                    -          (79,118)
Repayment of loan principal                                                          162,899           142,673
Repayment of mortgage-backed security principal                                       77,479           117,276
Purchases of investment securities                                                 (184,886)         (116,020)
Sales of investment securities available for sale                                          -            18,361
Repayment of principal on mortgage-backed securities available for sale                6,719            14,295
Maturities of investment securities                                                  270,960             7,082
Net decrease in real estate owned                                                      1,257             2,357
Other investing, net                                                                 (9,826)           (2,611)
                                                                             ----------------    --------------

Net cash provided by (used for) investing activities                                 107,221         (274,631)
                                                                             ----------------    --------------

FINANCING ACTIVITIES:
Net change in deposits                                                              (88,030)            60,035
Net change in Federal Home Loan Bank advances                                      (395,000)            35,000
Net change in other borrowed funds                                                   360,485           161,346
Net decrease in advance payments by borrowers
   for taxes and insurance                                                           (8,495)           (4,404)
Dividends paid                                                                       (8,145)           (6,080)
Other financing, net                                                                 (1,194)             1,821
                                                                             ----------------    --------------
Net cash (used for) provided by financing activities                               (140,379)           247,718
                                                                             ----------------    --------------
NET INCREASE IN CASH AND CASH EQUIVALENTS                                              8,778            12,978
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD                                        69,973            70,950
                                                                             ----------------    --------------

CASH AND CASH EQUIVALENTS, END OF PERIOD                                          $   78,751        $   83,928
                                                                             ================    ==============

RECONCILIATION OF NET INCOME TO NET CASH PROVIDED
BY OPERATING ACTIVITIES:
Net income                                                                        $   26,318        $   30,967
Net change in trading securities                                                      13,328                 -
Net change in loans available for sale                                               (6,982)             4,283
Amortization and accretion of deferred charges and credits, net                        (408)             (852)
Amortization of intangibles                                                            2,399             2,058
Accrued income and expense                                                             9,578             5,847
Deferred income and expense                                                          (5,833)           (5,238)
Provision for loan and real estate owned losses                                          660               348
Depreciation and amortization                                                          2,338             2,052
ESOP debt repayment                                                                      538               426
                                                                             ----------------    --------------

Net cash provided by operations                                                   $   41,936        $   39,891
                                                                             ================    ==============

                     COLLECTIVE BANCORP, INC. AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


1. The unaudited interim consolidated financial statements of Collective Bancorp, Inc. and subsidiary ("Collective") included herein should be read in conjunction with the audited financial statements for the year ended June 30, 1995 included in Collective's 1995 Annual Report and incorporated by reference in the Form 10-K for the year then ended. The unaudited interim financial statements reflect all adjustments which are, in the opinion of management, necessary for a fair presentation of the results for the periods presented. Such adjustments consist only of normal recurring accruals. The results of operations for the three and six- month periods ended December 31, 1995 are not necessarily indicative of the results to be expected for the fiscal year ending June 30, 1996.

2. Legislation pending in Congress would impose a one-time assessment, currently estimated at between 75 and 85 basis points, on the amount of deposits held as of March 31, 1995 by Savings Association Insurance Fund ("SAIF")-member institutions, including Collective Bank, a wholly-owned subsidiary of Collective, to recapitalize the SAIF to the required level of 1.25% of insured deposits. If the assessment is made at the 85 basis point proposed rate, the effect on Collective Bank would be a pre-tax charge of approximately $22 million, or $14 million after tax (36% assumed tax rate).

     Certain proposed legislation also would require the recapitalized SAIF to be merged with the Bank Insurance Fund into a new Deposit Insurance Fund no later than January 1, 1998, provided the thrift charter has been eliminated by that date. The elimination of the thrift charter, by requiring thrifts, including Collective Bank, to convert to state or national commercial bank charters, would be effected via separate legislation enacted by the end of calendar 1997.

     The proposed legislation would repeal Section 593 of the Internal Revenue Code for taxable years beginning after December 31, 1995. Section 593 allows certain thrift institutions, including Collective Bank, to use a percentage-of-taxable income bad debt accounting method, if more favorable than the specific charge-off method, for Federal income tax purposes. Since 1993, Collective has used the percentage-of-taxable income method in its income tax returns. Therefore, elimination of the availability of such method could cause Collective's effective income tax rate to increase, thereby negatively impacting net income.

     Management cannot predict whether such proposed, or similar, legislation will be enacted, or if enacted, the ultimate effect on Collective's financial condition or results of operations, except as indicated above.

Item 2
                      MANAGEMENT'S DISCUSSION AND ANALYSIS
                                       OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS

General Financial Institution Legislation and Regulation
          Collective's primary subsidiary, Collective Bank (the "Bank"), is subject to extensive regulation, supervision and examination by the Office of Thrift Supervision ("OTS"), as its chartering authority and primary federal regulator, and by the Federal Deposit Insurance Corporation ("FDIC"), which insures its deposits up to applicable limits. Such regulation and supervision establish a comprehensive framework of activities in which an institution can engage and are intended primarily for the protection of the insurance fund and depositors. The regulatory structure also gives the regulatory authorities extensive discretion in connection with their supervisory and enforcement activities. Any change in such regulation, whether by the OTS, FDIC or the Congress, could have a material impact on the Bank and its operations. See Note 2 to the consolidated financial statements.

Assets
         Total assets decreased $81 million during the six months ended December 31, 1995. The decline, in interest-earning assets, resulted from accelerated repayments of certain investment securities, and repayments of mortgage-backed securities, partially offset by growth in loans receivable. The net repayment proceeds were used to pay maturing certificates of deposit.

         Cash and cash equivalents increased $9 million from June 30, 1995 because cash provided by operating and investing activities exceeded cash used in financing activities.

         Trading securities decreased $13 million during the period as the fiscal 1995 year-end inventory of originated, securitized loans held for sale was sold.

         Investment securities decreased $61 million from June 30, 1995. The decrease resulted from maturities and repayments of U.S. agency securities, partially offset by an increased investment in FHLB stock. Many of the U.S. agency securities were redeemed as the issuing agencies exercised call options during the current period. Loans receivable, net increased $54 million as loan originations and purchases exceeded loan repayments. Mortgage-backed securities decreased $75 million from principal repayments. No mortgage-backed securities were purchased during the six-month period.

         Collective has the positive intent and ability to hold its investment and mortgage-backed securities portfolios to maturity under all foreseeable economic conditions. Therefore, it is not expected that any gains or losses will be realized from sales of securities from Collective's held-to-maturity portfolios. In recent years, since authoritative guidance and/or accounting standards have been developed for the definitive classification of securities, Collective has not sold securities from its held-to-maturity portfolios. Collective has always been able to satisfy its liquidity needs from the cash flows from operating and financing activities, and there is no present indication that Collective will not be able to do so in the future. Unrealized gains or losses in Collective's held-to-maturity securities portfolios are primarily a function of the interest-rate environment at any given point in time and, therefore, are only temporary in nature. If presently unforeseen economic conditions should result in the sale of these securities at some future date, any realized gain or loss will be determined by their market value when sold.

     Other assets increased $7 million from June 30, 1995, primarily as the result of a receivable from brokers for trading securities sold in December 1995. This receivable was collected in January 1996.

Liabilities
         Deposits decreased $88 million during the six months ended December 31, 1995. The decrease was comprised of decreases in savings and investment accounts and certificates of deposit ("CD's") of $13 million and $124 million, respectively, offset in part by an increase in demand deposits of $49 million.

         During the six months ended December 31, 1995, Collective continued its effort to retain maturing deposits through the use of special products, such as 7, 8, and 20-month CD's at attractive rates. During this period, deposits in those categories increased by $129 million. Offsetting those increases were reductions in other retail CD's of $176 million as customers transferred funds to the special product offerings or withdrew funds. The six-month period also reflected a reduction in CD's in excess of $100,000 ("jumbo CD's") of $77 million because of maturities near the end of December. Collective had offered attractive rates on jumbo CD's during this period as a less expensive source of funds compared to short-term borrowings.

         Federal Home Loan Bank advances decreased $395 million and other borrowed funds increased $360 million during the six months ended December 31, 1995. The shift in the source of borrowed funds occurred because reverse repurchase agreements became a more attractive borrowing vehicle to Collective than FHLB advances. The payable to brokers at December 31, 1995 was for purchased, but not settled, U.S. agency notes. Advance payments by borrowers for taxes and insurance decreased $8 million during the six months ended December 31, 1995 primarily from annual tax payments in December 1995 on certain out-of-state mortgage loans. The increase in other liabilities of $5 million from June 30, 1995 to December 31, 1995 is attributable to additional accrued interest on borrowings and an increase in accrued and deferred income taxes.

Stockholders' Equity
         Retained earnings increased $18 million during the period primarily as a result of net earnings of $26 million, less dividends on common stock of $8 million.

Liquidity and Capital Resources
         The Bank is required by regulation to maintain certain levels of liquidity. Regulations currently in effect require the Bank to maintain liquid assets of not less than 5% of its net withdrawable deposits and short-term borrowings, of which at least 1% must be short-term liquid assets. Throughout the six months ended December 31, 1995, the Bank was in compliance with that regulation and at that date had an overall liquidity ratio of 5.34% and a short-term ratio of 3.42%.

         At December 31, 1995, capital resources were sufficient to meet outstanding loan origination commitments of $93 million and commitments on unused lines of credit of $100 million. Loans originated or purchased during the six months ended December 31, 1995 were funded from normal sources including investment security maturities, amortization of the existing loan and mortgage-backed securities portfolios, and borrowings.

     The Bank is subject to capital requirements mandated by the Financial Institutions Reform, Recovery and Enforcement Act ("FIRREA"). Under FIRREA, thrift institutions must have tangible capital equal to 1.5% of tangible assets, core capital equal to 3% of adjusted tangible assets and risk-based capital equal to 8% of risk-weighted assets. At December 31, 1995, the Bank exceeded those requirements as follows:


         Tangible Capital:          (In Thousands)                     Percent
                                    --------------                     -------
                  Actual               $   326,012                       6.56%
                  Required                  74,563                       1.50%
                                    --------------                     -------
                  Excess               $   251,449                       5.06%
                                    --------------                     -------

         Core Capital:
                  Actual               $   326,012                       6.56%
                  Required                 149,126                       3.00%
                                    --------------                     -------
                  Excess               $   176,886                       3.56%
                                    --------------                     -------

         Risk-based Capital:
                  Actual               $   332,708                      17.36%
                  Required                 153,299                       8.00%
                                    --------------                     -------
                  Excess               $   179,409                       9.36%
                                    --------------                     -------


Three Months Ended December 31, 1995
Compared to Three Months Ended December 31, 1994

Net income for the three months ended December 31, 1995 decreased $1.857 million compared to net income for the three months ended December 31, 1994. The decrease in net income was comprised of a $1.219 million decrease in net interest income before provision for loan losses, a $398,000 increase in the provision for loan losses, a $627,000 increase in other income, a $1.209 million increase in other expense, and a $342,000 decrease in income taxes.

The decrease in net interest income resulted from a reduction in net interest margin from 3.16% for the 1994 period to 2.86% for the 1995 period, partially offset by an increase in average interest-earning assets of $270 million. The decrease in net interest margin was comprised of a 14 basis point increase in the yield on interest-earning assets while the cost of funds increased 44 basis points. The improvement in yield on interest-earning assets occurred because the portion of the proceeds from investment security and mortgage-backed security repayments that was reinvested in loans receivable resulted in a higher yield on those reinvested funds. The reinvestment occurred primarily in the first mortgage, commercial, and home equity loan categories. The increase in cost of funds resulted from the shifting of CD's to higher-costing special product CD's discussed under Liabilities herein, increased balances and cost of jumbo CD's during the period, and an increased amount and cost of borrowings compared to the 1994 period. During the three months ended December 31, 1995, the average balance of jumbo CD's was $119 million compared to $39 million in the 1994 period. The cost of those deposits was 5.45% in the 1995 quarter compared to 4.38% in 1994. During the 1995 period, management chose to use lower costing jumbo CD's as a source of funds rather than higher costing borrowings whenever possible. The average cost of borrowings was 5.61% in the 1995 quarter compared to 5.21% in the 1994 period and the average balance of borrowings was $40 million greater in 1995. The increase in average interest-earning assets was comprised of increases in virtually all loan categories, but primarily in first mortgage loans. Those increases were funded largely by increased average deposits and the increased borrowings (reverse repurchase agreements) referred to above.

Collective's net interest income tends to decrease in periods of rising interest rates because its interest-bearing liabilities generally reprice faster than its interest-earning assets. (See the "Maturity and Rate Sensitivity Analysis", page 12.) Collective's net interest income also tends to decrease in periods when there is a relatively flat yield curve. Conversely, Collective's net interest income tends to increase in periods of falling interest rates and in periods when there is a relatively steep yield curve because the difference between the yields Collective receives on its longer-term loans and securities and the rates it pays on its shorter-term deposits and borrowings increases. The yield curve in the 1995 quarter was approximately 160 basis points flatter than it was in the 1994 quarter, thereby negatively impacting Collective's net interest income.

The provision for loan losses increased because of growth in the loan portfolio and increased loan payment delinquencies. Average delinquencies were approximately $5 million higher in 1995 quasrter than they were in the 1994 quarter.

The increase in other income, primarily consisting of gain on sale of loans and securities, resulted from declining longer-term interest rates and increased trading account activity as Collective securitized and sold a greater percentage of loans originated. Sales of securitized loans amounted to $28 million during the three months ended December 31, 1995 compared to $7 million in the 1994 period. The percentage of loan originations that met the criteria for long-term investment decreased from 99% in the 1994 quarter to 78% in the current period. The decrease occurred because the percentage of adjustable-rate loan originations decreased from 68% of total originations in the 1994 period to 26% in the 1995 quarter. During the past eleven months, virtually all of Collective's conforming 30-year, fixed-rate loan production was sold in the secondary market.

Other expense increased primarily because of asset growth. Despite that increase, the ratio of operating expense to average assets was 1.28% in the 1995 quarter compared to 1.30% in the 1994 quarter.

The decrease in income taxes resulted from reduced pre-tax income. The effective income tax rate was 36% in the 1995 quarter compared to 34% in the 1994 period. The effective rate was lower in 1994 because of certain unanticipated income tax refunds.

Six Months Ended December 31, 1995
Compared to Six Months Ended December 31, 1994

Net income for the six months ended December 31, 1995 decreased $4.649 million compared to net income for the six months ended December 31, 1994. The decrease in net income was comprised of a $5.712 million decrease in net interest income before provision for loan losses, a $450,000 increase in the provision for loan losses, a $2.225 million increase in other income, a $2.589 million increase in other expense, and a $1.877 million decrease in income taxes.

The decrease in net interest income resulted from a reduction in net interest margin from 3.26 % for the 1994 period to 2.84% for the 1995 period, partially offset by an increase in interest-earning assets of $297 million. The decrease in net interest margin was comprised of a 21 basis point increase in the yield on interest-earning assets while the cost of funds increased 63 basis points. The improvement in yield on interest-earning assets occurred because the portion of the proceeds from investment security and mortgage-backed security repayments that was reinvested in loans receivable resulted in a higher yield on those reinvested funds. The reinvestment occurred primarily in the first mortgage, commercial, and home equity loan categories. The increase in cost of funds resulted from the shifting of CD's to higher-costing special product CD's discussed under Liabilities herein, increased average balances and cost of jumbo CD's, and an increased amount and cost of borrowings compared to the 1994 period. During the six months ended December 31, 1995, the average balance of jumbo CD's was $99 million compared to $30 million in the 1994 period. The cost of those deposits was 5.45% in the 1995 period compared to 3.88% in 1994. During the 1995 period, management chose to use lower costing jumbo CD's as a source of funds rather than higher costing borrowings whenever possible. The average cost of borrowings was 5.69% in the 1995 period compared to 4.86% in the 1994 period and the average balance of borrowings was $66 million higher in the 1995 period. The increase in average interest-earning assets was comprised of increases in virtually all loan categories, but primarily in first mortgage loans. Those increases were funded largely by increased deposits and the increased borrowings (reverse repurchase agreements) referred to above.

During the six months ended December 31, 1995, the yield curve was approximately 180 basis points flatter than it was in the 1994 period, thereby negatively impacting Collective's net interest income.

The provision for loan losses increased because of growth in the loan portfolio and increased loan payment delinquencies. Average delinquencies were approximately $3 million higher in the 1995 period than they were in the 1994 period.

The increase in other income was comprised of gain on sale of loans and fees relating to deposit accounts. The increased gain on sale resulted from declining longer-term interest rates and increased trading account activity as Collective securitized and sold a greater percentage of loans originated. Sales of securitized loans amounted to $68 million during the six months ended December 31, 1995 compared to $19 million in the 1994 period. The percentage of loan originations that met the criteria for long-term investment decreased from 95% in the 1994 period to 75% in the current period. The decrease occurred because the percentage of adjustable-rate loan originations decreased from 61% of total originations in the 1994 period to 22% in the 1995 period. During the past eleven months, virtually all of Collective's conforming 30-year, fixed-rate loan production was sold in the secondary market. The increase in fee income primarily consisted of non-sufficient fund charges as Collective continued its campaign to charge and collect more deposit account fees.

Other expense increased primarily because of asset growth. Despite that increase, the ratio of operating expense to average assets was 1.26% in the 1995 period compared to 1.28% in the 1994 period.

The decrease in income taxes resulted from reduced pre-tax income. The effective income tax rate was 36% in the 1995 period compared to 35% in the 1994 period. The effective rate was lower in 1994 because of certain unanticipated income tax refunds.

                                    COLLECTIVE BANCORP, INC. AND SUBSIDIARY
                                  MATURITY AND RATE SENSITIVITY ANALYSIS (1)

                                                                 December 31, 1995

                                     ----------------    ----------------    ---------------     ---------------
                                         1 Year              1 Year               Over
                                         or Less           to 5 Years           5 Years              Total
                                     ----------------    ----------------    ---------------     ---------------
Assets:                                                     (Dollar amounts in thousands)
  Mortgage loans:
   Balloon and adjustable rate first
     mortgages                          $    763,212       $     315,756           $260,420        $  1,339,388
   Fixed rate mortgages                      206,177 (2)         339,487            374,894             920,558
  Mortgage-backed securities                 367,391 (3)       1,501,530            227,060           2,095,981
  Consumer and commercial loans              145,522              33,593              1,417             180,532
  Federal funds sold                          23,681                   -                  -              23,681
  Investment securities                      258,903 (4)               -                452             259,355
                                     ----------------    ----------------    ---------------     ---------------

Total rate sensitive assets             $  1,764,886        $  2,190,366           $864,243        $  4,819,495
                                     ================    ================    ===============     ===============

Liabilities:
  Fixed maturity deposits               $  1,249,913       $     524,938           $ 17,739        $  1,792,590
  NOW accounts                                     -             492,461                  -             492,461
  Money market demand accounts               273,526                   -                  -             273,526
  Passbook accounts                           95,007             232,222            219,650             546,879
  Other borrowings                         1,413,405                   -                  -           1,413,405
                                     ----------------    ----------------    ---------------     ---------------

Total rate sensitive liabilities        $  3,031,851        $  1,249,621           $237,389        $  4,518,861
                                     ================    ================    ===============     ===============

Dollar gap (5)                          $(1,266,965)       $     940,745           $626,854        $    300,634
                                     ================    ================    ===============     ===============



(1) As presented in the above table, the Bancorp calculates interest rate sensitivity information employing techniques developed by the Office of Thrift Supervision.
(2)  Includes $12,796 of loans classified as available for sale.
(3) Includes $70,855 of mortgage-backed securities classified as available for sale.
(4) Includes $37,138 of securities classified as available for sale, but excludes $33,000 of outstanding commitments to purchase U.S. agency securities.
(5)  Rate sensitive assets less rate sensitive liabilities.



PART II
Item 6.  Exhibits and Reports on Form 8-K
(a) Exhibits
      (11)  Statement Re Computation of Per Share Earnings
      (27)  Financial Data Schedule

                                   SIGNATURES



         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                             COLLECTIVE BANCORP, INC.


                                                     EDWARD J. MCCOLGAN
Date  February 14, 1996                              Edward J. McColgan
                                 Vice Chairman & Chief Financial Officer





                                                     BERNARD H. BERKMAN
Date  February 14, 1996                              Bernard H. Berkman
                     Executive Vice President & Chief Accounting Officer