Form 10-Q
period 1995-03-31
COLLECTIVE BANCORP INC
filed 1996-05-15
CIK 835345

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q
(Mark One)
[ X ]          QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended March 31, 1996

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

     Common stock, par value $.01 per share, 20,407,332 shares outstanding as of March 31, 1996.

Part I
Item 1
                                      COLLECTIVE BANCORP, INC. AND SUBSIDIARY

                                  STATEMENTS OF CONSOLIDATED FINANCIAL CONDITION

                                                                             March 31                    June 30
                                                                               1996                       1995
                                                                           --------------             --------------
ASSETS                                                                          (Dollar amounts in thousands)
        Cash                                                               $     57,282                 $   66,256
        Federal funds sold                                                        3,680                      3,717
                                                                           --------------             --------------
                    Total cash and cash equivalents                              60,962                     69,973

        Trading securities, at market value                                           -                     13,328
        Loans held for sale, at amortized cost (market
             value of $8,010 and $5,836)                                          8,009                      5,815
        Securities available for sale, at market value                          145,923                    113,635
        Investment securities, at amortized cost (market
             value of $271,093 and $317,221)                                    273,457                    315,879
        Loans receivable, net                                                 2,438,936                  2,373,706
        Mortgage-backed securities, at amortized cost
             (market value of $1,934,300 and $2,027,783)                      2,019,040                  2,100,344
        Real estate acquired in settlement of loans, net                          4,632                      6,476
        Land, office buildings and equipment, net                                39,170                     39,313
        Other assets                                                             43,069                     43,072
        Core deposit premium                                                      8,786                     10,873
        Goodwill                                                                 16,613                     18,103
                                                                           --------------             --------------
                    Total assets                                             $5,058,597                 $5,110,517
                                                                           ==============             ==============

LIABILITIES AND STOCKHOLDERS' EQUITY
        Deposits:
           Demand deposits, non-interest bearing                             $   86,167                 $   76,705
           Demand deposits, interest bearing                                    474,966                    451,350
           Savings and investment accounts                                      834,906                    833,041
           Savings certificates                                               1,747,317                  1,916,727
                                                                           --------------             --------------
                    Total deposits                                            3,143,356                  3,277,823

        Federal Home Loan Bank advances                                               -                    395,000
        Other borrowed funds                                                  1,509,051                  1,052,920
        Payable to brokers for securities purchased                                   -                      7,600
        Advance payments by borrowers for taxes and insurance                    23,693                     29,462
        Other liabilities                                                        26,049                     19,920
                                                                           --------------             --------------
                    Total liabilities                                         4,702,149                  4,782,725
                                                                           --------------             --------------

        Stockholders' equity:
           Common stock,  par value  $.01 per  share;  authorized  -  37,000,000 shares;  issued - 20,412,332  shares in March 1996 and 20,356,768 shares in June 1995;  outstanding  -  20,407,332  shares in March
               1996 and 20,356,768 shares in June 1995                              204                        204
           Preferred stock, par value $.01 per share;
               authorized-2,500,000 shares; none outstanding                          -                          -
           Additional paid-in capital                                            59,653                     59,299
           Treasury stock, at cost; 5,000 shares                                   (132)                         -
           ESOP debt                                                             (6,085)                    (6,892)
           Securities valuation                                                   2,154                      2,136
           Retained earnings, substantially restricted                          300,654                    273,045
                                                                           --------------             --------------
                    Total stockholders' equity                                  356,448                    327,792
                                                                           --------------             --------------
                    Total liabilities and stockholders' equity               $5,058,597                 $5,110,517
                                                                           ==============             ==============

                                       2

                     COLLECTIVE BANCORP, INC. AND SUBSIDIARY
                      STATEMENTS OF CONSOLIDATED OPERATIONS

                                                                   Three Months Ended                     Nine Months Ended
                                                                        March 31                               March 31
                                                                 1996             1995                  1996            1995
                                                             --------------   --------------        --------------  --------------
                                                                     (Dollar amounts in thousands except per share data)
INTEREST AND DIVIDEND INCOME:
      Interest on mortgage loans                                  $43,738          $37,486              $130,404        $105,095
      Interest on other loans                                       3,812            4,925                12,140          13,782
      Interest on mortgage-backed securities                       34,841           36,705               106,171         110,867
      Interest and dividends on investments                         6,056            6,744                17,558          17,914
                                                             --------------   --------------        --------------  --------------
             Total interest and dividend income                    88,447           85,860               266,273         247,658
                                                             --------------   --------------        --------------  --------------

INTEREST EXPENSE:
      Interest on deposits                                         32,103           29,706                99,131          83,014
      Interest on Federal Home Loan Bank
          advances and other borrowed funds                        20,127           22,990                62,699          57,542
                                                             --------------   --------------        --------------  --------------
             Total interest expense                                52,230           52,696               161,830         140,556
                                                             --------------   --------------        --------------  --------------

      Net interest income before provision for loan losses         36,217           33,164               104,443         107,102
      Provision for loan losses                                       410                -                 1,099             240
                                                             --------------   --------------        --------------  --------------
      Net interest income after provision for loan losses          35,807           33,164               103,344         106,862
                                                             --------------   --------------        --------------  --------------

OTHER INCOME:
      Loan servicing                                                1,239              946                 3,167           2,952
      (Loss) Gain on sale of loans and securities                    (162)             (17)                1,032            (308)
      Financial service fees and other income                       2,453            2,211                 7,390           6,331
                                                             --------------   --------------        --------------  --------------
             Total other income                                     3,530            3,140                11,589           8,975
                                                             --------------   --------------        --------------  --------------
      Total income before other expense                            39,337           36,304               114,933         115,837
                                                             --------------   --------------        --------------  --------------

OTHER EXPENSE:
      Compensation and employee benefits                            7,463            7,081                21,377          20,369
      Occupancy expense                                             2,806            2,525                 8,036           7,440
      Advertising                                                     380              221                   915             878
      Deposit insurance                                             1,521            1,731                 4,572           5,021
      Computer services                                             1,113            1,148                 3,667           3,323
      Loan expense                                                    732              563                 2,347           1,861
      Real estate operations                                          326              (79)                  495            (739)
      Amortization of intangibles                                   1,178            1,005                 3,578           3,063
      Other expenses                                                2,787            2,610                 7,890           7,572
                                                             --------------   --------------        --------------  --------------
             Total other expense                                   18,306           16,805                52,877          48,788
                                                             --------------   --------------        --------------  --------------

INCOME BEFORE INCOME TAXES                                         21,031           19,499                62,056          67,049
INCOME TAXES                                                        7,508            6,549                22,215          23,132
                                                             --------------   --------------        --------------  --------------
NET INCOME                                                        $13,523          $12,950               $39,841         $43,917
                                                             ==============   ==============        ==============  ==============

PER SHARE DATA:
      Primary and fully diluted net income per share                $0.66            $0.63                 $1.95           $2.14
      Dividends per common share                                    $0.20            $0.15                 $0.60           $0.45
      Average primary shares outstanding                       20,457,753       20,563,121            20,446,517      20,567,836
      Average fully diluted shares outstanding                 20,457,780       20,563,121            20,448,803      20,567,836

                                       3

                     COLLECTIVE BANCORP, INC. AND SUBSIDIARY
                 STATEMENTS OF CONSOLIDATED STOCKHOLDERS' EQUITY

                                                  Additonal
                                        Common      Paid-In    Treasury         ESOP   Securities     Retained
                                         Stock      Capital       Stock         Debt    Valuation     Earnings        Total
                                    ----------------------------------------------------------------------------------------
                                                      (Dollar amounts in thousands except per share data)
BALANCE JUNE 30, 1994                    $203      $58,618           -      $(7,800)           -     $228,707     $279,728

  Net income for the year                                                                              57,542       57,542
  Stock options exercised                   1          681                                                             682
  Dividends on common
    stock - $.65 per share                                                                            (13,204)     (13,204)
  ESOP debt repayment                                                           908                                    908
  Securities valuation                                                                    $2,136                     2,136
                                    ----------------------------------------------------------------------------------------

BALANCE JUNE 30, 1995                     204       59,299           -       (6,892)       2,136      273,045      327,792

  Net income fiscal year to date                                                                       39,841       39,841
  Stock options exercised                              354                                                             354
  Dividends on common
    stock - $.60 per share                                                                            (12,232)     (12,232)
  Purchase of treasury shares                                    $(132)                                               (132)
  ESOP debt repayment                                                           807                                    807
  Securities valuation                                                                        18                        18
                                    ----------------------------------------------------------------------------------------

BALANCE MARCH 31, 1996                   $204      $59,653       $(132)     $(6,085)      $2,154     $300,654     $356,448
                                    ========================================================================================

                                       4

                                 COLLECTIVE BANCORP, INC. AND SUBSIDIARY
                                  STATEMENTS OF CONSOLIDATED CASH FLOWS

                                                                                 Nine Months Ended
                                                                                      March 31
                                                                          ---------------------------------
                                                                               1996              1995
                                                                          ---------------   ---------------
                                                                            (Dollar amounts in thousands)
OPERATING ACTIVITIES:
Interest received                                                           $   262,163       $   236,219
Interest paid                                                                  (159,794)         (140,175)
Operating expenses                                                              (52,273)          (49,352)
Sale of trading securities                                                       13,328                 -
Loan fees                                                                         3,721             6,562
Other income received                                                            11,791             8,974
Income taxes paid                                                               (16,075)          (14,293)
                                                                          ---------------   ---------------

Net cash provided by operating activities                                        62,861            47,935
                                                                          ---------------   ---------------

INVESTING ACTIVITIES:
Loan originations                                                              (412,467)         (526,283)
Purchases of loans                                                              (17,224)          (86,748)
Purchases of mortgage-backed securities                                         (14,042)         (128,306)
Repayment of loan principal                                                     269,403           217,654
Repayment of mortgage-backed security principal                                  99,181           135,937
Sale of loans receivable                                                         98,367            25,923
Purchases of investment securities                                             (294,630)         (120,648)
Sale of investment securities available for sale                                       -           18,961
Purchases of mortgage-backed securities available for sale                      (90,854)          (16,339)
Sale of mortgage-backed securities available for sale                            55,157           108,305
Repayment of principal on mortgage-backed securities available for sale          13,020            17,966
Maturities of investment securities                                             318,960             7,502
Net decrease in real estate owned                                                 1,844             1,578
Net change in loans maturing in three months or less                             (6,500)                -
Other investing, net                                                              1,846            (3,951)
                                                                          ---------------   ---------------

Net cash provided by (used for) investing activities                             22,061          (348,449)
                                                                          ---------------   ---------------

FINANCING ACTIVITIES:
Net change in deposits                                                         (134,467)           83,345
Net change in Federal Home Loan Bank advances                                 (395,000)          (103,000)
Net change in other borrowed funds                                               456,131          332,234
Net decrease in advance payments by borrowers
   for taxes and insurance                                                       (5,769)          (11,848)
Dividends paid                                                                  (12,222)           (9,122)
Other financing, net                                                             (2,606)              427
                                                                          ---------------   ---------------
Net cash (used for) provided by financing activities                            (93,933)          292,036
                                                                          ---------------   ---------------
NET DECREASE IN CASH AND CASH EQUIVALENTS                                        (9,011)           (8,478)
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD                                   69,973            70,950
                                                                          ---------------   ---------------

CASH AND CASH EQUIVALENTS, END OF PERIOD                                     $   60,962        $   62,472
                                                                          ===============   ===============

RECONCILIATION OF NET INCOME TO NET CASH PROVIDED
BY OPERATING ACTIVITIES:
Net income                                                                   $   39,841        $   43,917
Net change in trading securities                                                 13,328
                                                                                                        -
Amortization and accretion of deferred charges and credits, net                  (2,166)           (2,395)
Amortization of intangibles                                                       3,578             3,063
Accrued income and expense                                                       14,067             8,408
Deferred income and expense                                                     (11,347)           (9,137)
Provision for loan and real estate owned losses                                   1,239               345
Depreciation and amortization                                                     3,514             3,095
ESOP debt repayment                                                                 807               639
                                                                          ---------------   ---------------

Net cash provided by operations                                              $   62,861        $   47,935
                                                                          ===============   ===============

                                       5

                     COLLECTIVE BANCORP, INC. AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


1. The unaudited interim consolidated financial statements of Collective Bancorp, Inc. and subsidiary ("Collective") included herein should be read in conjunction with the audited financial statements for the year ended June 30, 1995 included in Collective's 1995 Annual Report and incorporated by reference in the Form 10-K for that year. The unaudited interim financial statements reflect all adjustments which are, in the opinion of management, necessary for a fair presentation of the results for the periods presented. Such adjustments consist only of normal recurring accruals. The results of operations for the three and nine-month periods ended March 31, 1996 are not necessarily indicative of the results to be expected for the fiscal year ending June 30, 1996.

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

     Management cannot predict whether such proposals, or similar legislation, will be enacted, or if enacted, the ultimate effect on Collective's financial condition or results of operations, except as indicated above.

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

Assets

Total assets decreased $52 million during the nine months ended March 31, 1996. The decline, primarily in interest-earning assets, resulted from accelerated repayments of certain investment securities, and repayments of mortgage-backed securities, partially offset by growth in loans receivable. The net repayment proceeds were used to pay maturing certificates of deposit.

Cash and cash equivalents decreased $9 million from the amount held on June 30, 1995 because cash used in financing activities exceeded cash provided by operating and investing activities.

Trading securities decreased $13 million during the nine months ended March 31, 1996 as the fiscal 1995 year-end inventory was sold.

The increase in securities available for sale consisted of $11 million in Federal National Mortgage Association ("FNMA") preferred stock and $21 million in mortgage-backed securities. The newly-acquired mortgage-backed securities were classified as available for sale for interest-rate risk management purposes.

Investment securities decreased $42 million from the amount held on June 30, 1995. The decrease resulted primarily from maturities and repayments of U.S. agency securities, partially offset by an increased investment in Federal Home Loan Bank ("FHLB") stock required because of increased borrowings (reverse repurchase agreements) from the FHLB. Many of the U.S. agency securities were redeemed as the issuing agencies exercised call options during the current period. Loans receivable, net increased $65 million as loan originations and purchases exceeded loan repayments. The decrease in mortgage-backed securities of $81 million was comprised of principal repayments of $99 million less purchases of $14 million and discount accretion of $4 million. The decrease occurred as Collective continued its strategy of relying more on loans and less on collateralized mortgage obligations ("CMO's") as investment vehicles.

Collective has the positive intent and ability to hold its investment and mortgage-backed securities portfolios to maturity under all foreseeable economic conditions. Therefore, it is not expected that any gains or losses will be realized from sales of securities from Collective's held-to-maturity portfolios. In recent years, since authoritative guidance and/or accounting standards have been developed for the definitive classification of securities, Collective has not sold securities from its held-to-maturity portfolios. Collective has always been able to satisfy its liquidity needs from the cash flows from operating and financing activities, and there is no present indication that Collective will not be able to do so in the future. Unrealized gains or losses in Collective's held-to-maturity securities portfolios are primarily a function of the interest-rate environment at any given point in time and, therefore, are only temporary in nature. If presently unforeseen economic conditions should result in the sale of those securities at some future date, any realized gain or loss will be determined by their market value when sold.

Liabilities

Deposits decreased $134 million during the nine months ended March 31, 1996. The decrease was comprised of a decrease in certificates of deposit ("CD's") of $169 million, offset in part by increases in demand deposits and savings and investment accounts of $33 million and $2 million, respectively.

During the nine months ended March 31, 1996, Collective continued its effort to retain maturing deposits through the use of special products, such as 8, 9, 12, 18 and 24-month CD's at attractive rates. During that period, deposits in those categories increased by $161 million. Offsetting those increases were reductions in other retail CD's of $213 million as customers transferred funds to the special product offerings or withdrew funds. During the nine-month period, Collective sustained a $117 million reduction in CD's in excess of $100,000 ("jumbo CD's") because of maturities near the end of December 1995 and March 1996. Collective had offered attractive rates on jumbo CD's during those six and nine-month periods as a less expensive source of funds compared to short-term borrowings.

Total borrowings increased $61 million during the nine months ended March 31, 1996 as Collective sought alternative sources of funding to offset the deposit outflows. FHLB advances decreased $395 million and other borrowed funds increased $456 million during the period. The shift in the source of borrowed funds occurred because reverse repurchase agreements became a more attractive borrowing vehicle to Collective than FHLB advances. Advance payments by borrowers for taxes and insurance decreased $6 million during the nine months ended March 31, 1996 primarily from annual tax payments in December 1995 on certain out-of-state mortgage loans. The increase in other liabilities of $6 million from June 30, 1995 to March 31, 1996 is attributable to additional accrued interest on borrowings and an increase in accrued and deferred income taxes.

Stockholders' Equity

Retained earnings increased $28 million during the period primarily as a result of net earnings of $40 million, less dividends on common stock of $12 million.

Liquidity and Capital Resources

The Bank is required by regulation to maintain certain levels of liquidity. Regulations currently in effect require the Bank to maintain liquid assets of not less than 5% of its net withdrawable deposits and short-term borrowings, of which at least 1% must be short-term liquid assets. Throughout the nine months ended March 31, 1996, the Bank was in compliance with that regulation and at that date had an overall liquidity ratio of 6.97% and a short-term ratio of 4.19%.

At March 31, 1996, capital resources were sufficient to meet outstanding loan origination commitments of $124 million and commitments on unused lines of credit of $102 million. Loans originated or purchased during the nine months ended March 31, 1996 were funded from normal sources including investment security maturities, amortization of the existing loan and mortgage-backed securities portfolios, and borrowings. The Bank is subject to capital requirements mandated by the Financial Institutions Reform, Recovery and Enforcement Act ("FIRREA"). Under FIRREA, thrift institutions must have tangible capital equal to 1.5% of tangible assets, core capital equal to 3% of adjusted tangible assets and risk-based capital equal to 8% of risk-weighted assets. At March 31, 1996, the Bank exceeded those requirements as follows:


                                    (In Thousands)                     Percent
         Tangible Capital:
                  Actual               $   336,368                       6.68%
                  Required                  75,495                       1.50%
                                       -----------                      ------
                  Excess               $   260,873                       5.18%
                                       -----------                      ------

         Core Capital:
                  Actual               $   336,368                       6.68%
                  Required                 150,990                       3.00%
                                       -----------                      ------
                  Excess               $   185,378                       3.68%
                                       -----------                      ------

         Risk-based Capital:
                  Actual               $   342,766                      17.83%
                  Required                 153,822                       8.00%
                                       -----------                     -------
                  Excess               $   188,944                       9.83%
                                       -----------                     -------


Three Months Ended March 31, 1996
Compared to Three Months Ended March 31, 1995

Net income for the three months ended March 31, 1996 increased $573,000 compared to net income for the three months ended March 31, 1995. The increase in net income was comprised of a $3.053 million increase in net interest income before provision for loan losses, a $410,000 increase in the provision for loan losses, a $390,000 increase in other income, a $1.501 million increase in other expense, and a $959,000 increase in income taxes.

The increase in net interest income resulted from an increase in net interest spread (the difference between the weighted average yield on interest-earning assets and the weighted average rate paid on interest-bearing liabilities) from 2.61% for the 1995 period to 2.78% for the 1996 period, combined with an increase in average interest-earning assets of $120 million. The combination of the increases in net interest spread and interest-earning assets caused net interest margin (net interest income divided by average interest-earning assets) to rise from 2.77% for the 1995 period to 2.97% for the 1996 period. The increase in net interest spread consisted of a 1 basis point increase in the yield on interest-earning assets coupled with a 16 basis point decrease in the cost of funds. The improvement in yield on interest-earning assets occurred because Collective obtained a higher yield on the portion of the proceeds from investment security and mortgage-backed security repayments that was reinvested in loans receivable. The reinvestment occurred primarily in the first mortgage, commercial, and home equity loan categories. The cost of funds decreased in the 1996 period compared to the 1995 period because of lower short-term interest rates. Although the cost of deposits was 11 basis points higher in the 1996 period (because of the movement of deposits into higher-costing special deposit products) this increase was more than offset by a 69 basis point decrease in the cost of borrowings. Contributing to the lower cost of borrowings was the shifting of FHLB advances to lower-costing reverse repurchase agreements. The average balance of FHLB advances, costing 5.98%, was $304 million in the 1995 quarter. In the 1996 quarter, those advances were replaced by dollar rolls and reverse repurchase agreements costing 71 basis points less.

Collective's net interest income tends to decrease in periods of rising interest rates because its interest-bearing liabilities generally reprice faster than its interest-earning assets. (See the "Maturity and Rate Sensitivity Analysis", page 12.) Collective's net interest income also tends to decrease in periods when there is a relatively flat yield curve. (The yield curve is a reflection of the difference between long-term interest rates, represented by the 30-year U.S. Treasury Bond, and short-term interest rates, represented by the 3-month U.S. Treasury Bill.) Conversely, Collective's net interest income tends to increase in periods of falling interest rates and in periods when there is a relatively steep yield curve because the difference between the yields Collective receives on its longer-term loans and securities and the rates it pays on its shorter-term deposits and borrowings increases. During the 1996 quarter, the yield curve expanded 61 basis points compared to a compression of 61 basis points during the 1995 quarter, which had a positive impact on Collective's net interest income.

The provision for loan losses increased because of growth in the loan portfolio and increased loan payment delinquencies. Average delinquencies were approximately $9 million higher in the 1996 quarter than they were in the 1995 quarter.

The $390,000 increase in other income was comprised of increases in loan servicing and financial service fee income. The increase in loan servicing income resulted from growth in the volume of loans serviced for others as Collective continued to sell, with servicing retained, a substantial portion of its loan originations as part of its interest-rate risk management activity. The increase in fee income consisted primarily of non-sufficient fund charges as Collective continued its campaign to charge and collect more deposit account fees.

Other expense increased primarily because of asset growth. The ratio of operating expense to average assets was 1.33% in the 1996 quarter compared to 1.28% in the 1995 quarter.

The increase in income taxes resulted from higher pre-tax income. The effective income tax rate was 36% in the 1996 quarter compared to 34% in the 1995 period.

Nine Months Ended March 31, 1996
Compared to Nine Months Ended March 31, 1995

Net income for the nine months ended March 31, 1996 decreased $4.076 million compared to net income for the nine months ended March 31, 1995. The decrease in net income was comprised of a $2.659 million decrease in net interest income before provision for loan losses, a $859,000 increase in the provision for loan losses, a $2.614 million increase in other income, a $4.089 million increase in other expense, and a $917,000 decrease in income taxes.

The decrease in net interest income resulted from a decrease in net interest spread from 2.95% for the 1995 period to 2.70% for the 1996 period, partially offset by an increase of $238 million in average interest-earning assets. The combination of decreased net interest spread and increased interest-earning assets caused the net interest margin to decrease from 3.09% in the 1995 period to 2.89% for the 1996 period. The decrease in net interest spread was comprised of a 15 basis point increase in the yield on interest-earning assets combined with a 40 basis point increase in the cost of funds. The increase in cost of funds resulted from a 46 basis point increase in the cost of deposits and a 29 basis point increase in the cost of borrowings. The improvement in yield on interest-earning assets occurred because the portion of the proceeds from investment security and mortgage-backed security repayments that was reinvested in loans receivable resulted in a higher yield on those reinvested funds. The reinvestment occurred primarily in the first mortgage, commercial and home equity loan categories. The increase in cost of funds resulted from the shifting of CD's to higher-costing special product CD's discussed under Liabilities herein, increased average balances and increased cost of jumbo CD's, and an increased amount and cost of borrowings compared to the 1995 period. During the nine months ended March 31, 1996, the average balance of jumbo CD's was $91 million compared to $44 million in the 1995 period. The cost of those deposits was 5.42% in the 1996 period compared to 4.58% in 1995. Despite the increased cost of jumbo CD's, their cost remained below that of borrowings and, during the 1996 period, management chose to use lower costing jumbo CD's as a source of funds rather than higher costing borrowings whenever possible. The average cost of deposits was 4.09% in the 1996 period compared to 3.63% in 1995 and the average balance of deposits was $168 million higher in 1996. The average cost of borrowings was 5.55% in the 1996 period compared to 5.26% in the 1995 period and the average balance of borrowings was $36 million higher in the 1996 period. The increase in average interest-earnings assets was comprised of increases in virtually all loan categories, but primarily in first mortgage loans. Those increases were funded largely by increased deposits and the increased borrowings (reverse repurchase agreements) referred to above.

During the nine months ended March 31, 1996, the yield curve compressed approximately 122 basis points from the 1995 period, which had a negative impact on Collective's net interest income.

The provision for loan losses increased because of growth in the loan portfolio and increased loan payment delinquencies. Average delinquencies were approximately $5 million higher in the 1996 period than they were in the 1995 period.

The increase in other income was comprised of gain on sale of loans and fees relating to deposit accounts. The increased gain on sale resulted from declining longer-term interest rates and increased activity as Collective securitized and sold a greater percentage of loans originated. Sales of securitized loans amount to $98 million during the nine months ended March 31, 1996 compared to $43 million in the 1995 period. The percentage of loan originations that met Collective's criteria for long-term investment decreased from 96% in the 1995 period to 85% in the current period. The decrease occurred because the percentage of adjustable-rate loan originations decreased from 55% of total originations in the 1995 period to 18% in the 1996 period. During the past fourteen months, virtually all of Collective's conforming 30-year, fixed-rate loan production was sold in the secondary market. The increase in fee income consisted primarily of non-sufficient funds charges as Collective continued its campaign to charge and collect more deposit account fees.

Other expense increased primarily because of asset growth. Despite that increase, the ratio of operating expense to average assets was 1.28% in both the 1996 and 1995 periods.

The decrease in income taxes resulted from reduced pre-tax income. The effective income tax rate was 36% in the 1996 period compared to 35% in the 1995 period. The effective rate was lower in 1995 because of certain unanticipated income tax refunds.

                     COLLECTIVE BANCORP, INC. AND SUBSIDIARY
                   MATURITY AND RATE SENSITIVITY ANALYSIS (1)

                                                                         March 31, 1996
                                     ----------------        ---------------         ---------------        ----------------
                                         1 Year                  1 Year                   Over
                                         or Less               to 5 Years               5 Years                  Total
                                     ----------------        ---------------         ---------------        ----------------
Assets:                                                           (Dollar amounts in thousands)
  Mortgage loans:
    Balloon and adjustable rate
     first mortgages                    $    752,839           $    347,593            $    226,333            $  1,326,765
    Fixed rate mortgages                     173,023 (2)            395,222                 387,377                 955,622
  Mortgage-backed securities                 399,669 (3)          1,205,424                 512,934               2,118,027
  Consumer and other
    commercial loans                         127,983                 34,112                   2,463                 164,558
  Federal funds sold                           3,680                      -                       -                   3,680
  Investment securities                      319,964 (4)                  -                     429                 320,393
                                     ----------------        ---------------         ---------------        ----------------

Total rate sensitive assets             $  1,777,158           $  1,982,351            $  1,129,536            $  4,889,045
                                     ================        ===============         ===============        ================

Liabilities:
  Fixed maturity deposits               $  1,196,265           $    532,554                  18,498               1,747,317
  NOW accounts                                     -                474,966                       -                 474,966
  Money market demand accounts               281,626                      -                       -                 281,626
  Passbook accounts                           98,507                233,715                 221,058                 553,280
  Other borrowings                         1,509,051                      -                       -               1,509,051
                                     ----------------        ---------------         ---------------        ----------------

Total rate sensitive liabilities        $  3,085,449           $  1,241,235            $    239,556            $  4,566,240
                                     ================        ===============         ===============        ================

Dollar gap (5)                          $(1,308,291)           $    741,116            $    889,980            $    322,805
                                     ================        ===============         ===============        ================


(1) As  presented  in the above  table,  the Bancorp  calculates  interest  rate sensitivity  information  employing  techniques  developed  by the Office of
    Thrift Supervision.
(2) Includes $8,009 of loans classified as available for sale.
(3) Includes $98,987 of mortgage-backed securities classified as available for sale.
(4) Includes $46,936 of securities classified as available for sale.
(5) Rate sensitive assets less rate sensitive liabilities.




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


                                         COLLECTIVE BANCORP, INC.


                                                             EDWARD J. MCCOLGAN
Date  May 15, 1996                                           Edward J. McColgan
      --------------
                                        Vice Chairman & Chief Financial Officer





                                                             BERNARD H. BERKMAN
Date  May 15, 1996                                           Bernard H. Berkman
      ------------
                             Executive Vice President & Chief Accounting Officer