Form 10-K
period 1996-06-30
COLLECTIVE BANCORP INC
filed 1996-09-30
CIK 835345

================================================================================
- --------------------------------------------------------------------------------

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-K
(Mark One)
[X]             ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                     For the fiscal year ended June 30, 1996

                                       OR

[ ]             ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

             For the transition period from __________ to __________

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

        Securities Registered Pursuant to Section 12(b) of the Act: None

    Securities Registered Pursuant to Section 12(g) of the Act: Common stock, par value $.01 per share

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
                                 Yes [X] No [ ]

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

     The aggregate market value of the voting stock held by non-affiliates of the registrant was $536,059,755 as of August 31, 1996.

     The number of shares outstanding of common stock, par value $.01 per share, was 20,421,324 shares as of August 31, 1996.

                       DOCUMENTS INCORPORATED BY REFERENCE

     Proxy Statement dated September 18, 1996 - Parts I, III and IV

     1996 Annual Report to Stockholders  for the fiscal year ended June 30, 1996
- - Parts I, II and IV

- --------------------------------------------------------------------------------
================================================================================

                                     PART I

Item 1.  Business

     General. Collective Bancorp, Inc. ("Collective" or the "Holding Company"), formed in December 1988, is a Delaware business corporation headquartered in Cologne, New Jersey. Collective is a non-diversified unitary savings and loan holding company within the meaning of the Home Owners' Loan Act which conducts its operations through a federally insured savings bank subsidiary, Collective Bank ("Collective Bank" or the "Bank"). As such, Collective is registered as a holding company with the Office of Thrift Supervision ("OTS") and is subject to OTS regulation, examination, supervision, and reporting requirements.

     Collective Bank was chartered by the State of New Jersey in 1927 as Collective Building and Loan Association. In 1943, the Bank obtained federal insurance of accounts and changed its name to Collective Savings and Loan Association. In 1951, it assumed the name Collective Federal Savings and Loan Association when it converted from a state to a federal charter. In 1984, Collective Federal converted to a federally chartered stock association. In 1986, Collective Federal adopted a federal savings bank charter and changed its name to Collective Federal Savings Bank. In 1994, Collective Federal Savings Bank changed its name to Collective Bank.

     On August 30, 1996, Collective received approval from the Board of Governors of the Federal Reserve System to become a bank holding company under the Bank Holding Company Act of 1956 ("BHC Act") in connection with its pending acquisition of Continental Bancorporation and its subsidiary, Continental Bank of New Jersey ("Continental Bank") which is a state-chartered commercial bank. As a registered bank holding company under the BHC Act, Collective will be subject to Federal Reserve regulation, examination, supervision, and reporting requirements. The acquisition is expected to close in October 1996. At July 31, 1996, Continental Bank had four branch offices and deposits of approximately $125 million.

     Prior to the year ended June 30, 1996, the Bank acquired the deposit liabilities and certain assets, including various branch offices of other savings institutions, from regulatory authorities or the private sector. In April 1995, Collective acquired the deposit liabilities and certain assets of seven New Jersey offices of Sovereign Bank. In April and May 1994, Collective acquired the deposit liabilities and certain assets of Hansen Federal Savings Bank ("Hansen") and White Horse Federal Saving and Loan Association ("White Horse") from the Resolution Trust Corporation. In February 1993, Collective Bank purchased certain assets and assumed the deposit liabilities of four New Jersey offices of First Nationwide Bank. In April 1993, Collective acquired Montclair Bancorp, Inc. ("Montclair") and its subsidiary, Montclair Savings Bank. Montclair has since been liquidated and Montclair Savings Bank has been merged into Collective Bank. In total since fiscal 1991, the Bank has added the deposits of 47 offices of various institutions amounting to $1.429 billion through business combinations.

     Collective Bank is a member of the Federal Home Loan Bank System, holds stock in the Federal Home Loan Bank ("FHLB") of New York, and is subject to supervision, examination, and regulation by the OTS. Collective Bank has its deposit accounts insured by the Federal Deposit Insurance Corporation ("FDIC") through the Savings Association Insurance Fund ("SAIF"). The deposits acquired from Montclair and certain deposits acquired from Sovereign Bank are insured by the FDIC through the Bank Insurance Fund ("BIF").

     Continental Bank is also a member of the Federal Home Loan Bank System and holds stock in the FHLB of New York. Its deposits are insured by the FDIC through the BIF. Continental Bank is subject to regulation, examination, and supervision by the FDIC and the New Jersey Department of Banking.

     The Bank is principally engaged in the business of attracting deposits from the general public and using those deposits, together with borrowings and other funds, to originate loans secured by real estate, to purchase mortgage-backed securities, and, to a lesser extent, to originate various types of consumer and commercial loans and make other investments. Funds for the Bank's lending activities are principally derived from deposits of its savings customers, amortization and prepayment of outstanding loans, advances from the FHLB, other short-term borrowings, sales of loans and securities, and net income. The principal expenses of the Bank are interest paid on deposits, advances and other borrowings, and operating expenses.

     At June 30, 1996, Collective had total assets of $5.145 billion, deposits of $3.254 billion, loans and mortgage-backed securities of $4.622 billion, and stockholders' equity of $364.3 million. Collective's operations are conducted through a network of 78 banking offices and 5 loan origination offices of Collective Bank in New Jersey and Delaware.

           SELECTED CONSOLIDATED FINANCIAL INFORMATION AND OTHER DATA

                       Financial Condition and Other Data

                                                                                 June 30
                                             ----------------------------------------------------------------------------------
                                                 1996             1995             1994             1993             1992
                                                 ----             ----             ----             ----             ----
                                                                       (Dollar amounts in thousands)
Total assets.................................   $5,145,471       $5,110,517       $4,589,258       $3,466,047       $2,499,669
Loans........................................    2,553,336        2,379,522        1,925,394        1,648,664        1,349,415
Mortgage-backed securities...................    2,068,687        2,191,245        2,299,996        1,488,896          869,937
Investments..................................      343,410          351,941          187,819           46,617           73,324
Deposits.....................................    3,254,387        3,277,823        3,003,962        2,791,978        2,114,149
FHLB advances................................            -          395,000          365,000          135,000           80,000
Securities sold under agreements to
   repurchase and other borrowings...........    1,473,448        1,052,920          895,915          177,173           69,839
Core deposit premium.........................        8,191           10,873           10,727            4,476            4,539
Goodwill.....................................       16,116           18,103           14,352                -            1,074
Stockholders' equity (net worth).............      364,304          327,792          279,728          234,581          192,088
Number of:
   Customer service facilities (all
   full service).............................           78               79               78               69               58
Loans........................................       37,414           37,066           32,068           32,206           29,417
   Savings accounts..........................      420,890          427,411          420,538          371,998          307,615

                                                                            Year Ended June 30
                                             ----------------------------------------------------------------------------------
                                                 1996             1995             1994             1993             1992
                                                 ----             ----             ----             ----             ----

Return on assets (net income divided
   by average total assets)..................      1.07%            1.18%            1.48%            1.76%            1.30%
Return on equity (net income divided
   by average net worth).....................     15.71            19.10            23.19            23.39            19.01
Average equity-to-assets ratio
   (average net worth divided by
   average total assets).....................      6.81             6.16             6.37             7.53             6.85
Year-end equity-to-assets ratio
   (year-end net worth divided by
   year-end total assets)....................      7.08             6.41             6.10             6.77             7.68
Dividend payout ratio (dividends
   divided by net income)....................     31.79            22.95            19.43            14.63            12.77

                                                  OPERATING DATA

                                                 Year Ended June 30
                                       ------------------------------------------------

                                         1996      1995      1994      1993      1992
                                         ----      ----      ----      ----      ----
                                                    (Dollar amounts in thousands)

Total interest & dividend income       $355,685  $336,317  $269,570  $215,985  $216,123
Total interest expense.                 213,913   195,856   123,759   102,092   130,665
                                       --------  --------  --------  --------  --------

Net interest & dividend                 141,772   140,461   145,811   113,893    85,458
Provision for loan losses                 2,035       240     2,352     3,017     1,453
Other income                             15,597    13,443     7,660    11,385    17,768
Other expense                            70,531    65,478    58,690    49,426    49,145
                                       --------  --------  --------  --------  --------

Income before income taxes               84,803    88,186    92,429    72,835    52,628
Provision for income taxes               30,303    30,644    33,062    25,936    20,232
Cumulative effect of accounting change        -         -         -     2,642         -
                                       --------  --------  --------  --------  --------

          Net income                   $ 54,500  $ 57,542  $ 59,367  $ 49,541  $ 32,396
                                       ========  ========  ========  ========  ========

Interest rate spread at end of year        2.76 %    2.56 %    3.29 %    4.14 %    3.64 %
Interest rate spread during year           2.70      2.86      3.73      4.02      3.38
                                       ========  ========  ========  ========  ========

                                                              QUARTERLY OPERATING DATA


                                                            Three Months Ended
                        ----------------------------------------------------------------------------------------------------------
                          June     Mar.     Dec.    Sept.     June     Mar.     Dec.    Sept.     June     Mar.     Dec.    Sept.
                           30,      31,      31,     30,       30,      31,      31,      30,      30,      31,      31,      30,
                          1996     1996     1995     1995     1995     1995     1994     1994     1994     1994     1993     1993
                        -------  -------  -------  -------  -------  -------  -------  -------  -------  -------  -------  -------

                                                   (Dollar amounts in thousands except per share data)
Total interest &
 dividend income......  $89,412  $88,447  $88,958  $88,868  $88,659  $85,860  $81,909  $79,888  $77,707  $69,121  $61,643  $61,099
Total interest expense   52,083   52,230   54,438   55,163   55,301   52,696   46,170   41,689   37,969   31,212   27,546   27,031
Net interest income...   37,329   36,217   34,520   33,705   33,358   33,164   35,739   38,199   39,738   37,909   34,097   34,068
Provision for loan
 losses...............      935      410      403      286        -        -        5      235      638      772      286      656

Gain (loss) on sale of
 loans, mortgage-
 backed securities &
 investments..........       27     (162)     560      634      297      (17)     (48)    (243)     348      233    1,188      953
Unrealized appreciation
 on trading securities.       -        -        -        -      201        -        -        -         -       -        -        -
Unrealized depreciation
 on available for sale
 securities............       -        -        -        -        -        -        -        -   (5,648)       -        -        -
Net income.............  14,659   13,523   13,121   13,197   13,625   12,950   14,978   15,989   12,886   16,054   15,471   14,956

Interest rate spread at
 end of period.........    2.76 %   2.82 %   2.70 %   2.65 %   2.56 %   2.59 %   2.93 %   3.20 %   3.29 %   3.51 %   3.76 %   4.10 %

Interest rate spread
 during period
 (annualized)..........    2.80     2.78     2.68     2.63     2.56     2.61     3.02     3.23     3.36     3.59     3.91     4.06

Primary earnings per
 share................. $  0.72  $  0.66  $  0.64  $  0.65  $  0.66  $  0.63   $ 0.73  $  0.78  $  0.63  $  0.78  $  0.75  $  0.73
Fully diluted earnings
 per share.............    0.72     0.66     0.64     0.65     0.66     0.63     0.73     0.78     0.63     0.78     0.75     0.73

                          AVERAGE STATEMENTS OF CONSOLIDATED FINANCIAL CONDITION
                                         (Dollar amounts in thousands)

                                                                      Year Ended June 30
                         ----------------------------------------------------------------------------------------------------------
                                        1996                                1995                                 1994
                         --------------------------------  -----------------------------------  -----------------------------------
                         Average                 Average   Average                   Average    Average                   Average
ASSETS                   Balance     Interest    Rate      Balance       Interest    Rate       Balance       Interest    Rate
                        -----------  ----------  --------  ------------  ----------  ---------  ------------  ----------  ---------
Mortgage loans
 receivable, net(1).... $2,259,132   $175,448      7.77%   $1,972,032    $150,044       7.61%   $1,551,156    $117,246      7.56%
Mortgage-backed
 securities............  2,126,690    140,783      6.62     2,205,133     147,280       6.68     1,871,330     129,993      6.95
Other loans(1).........    170,332     15,893      9.33       163,898      14,540       8.87       160,987      11,771      7.31
Federal funds sold.....     18,733      1,016      5.42        21,345       1,097       5.14        28,508         947      3.32
Investment securities..    309,400     21,513      6.95       263,678      20,116       7.63        90,426       6,375      7.05
Repurchase agreements..     17,461      1,032      5.91        57,714       3,240       5.61        75,246       3,238      4.30
                        -----------  ----------  --------  ------------  ----------  ---------  ------------  ----------  ---------

 Total interest-earning
  assets............... $4,901,748   $355,685      7.26%   $4,683,800    $336,317       7.18%   $3,777,653    $269,570      7.14%

Other assets...........    191,334                            208,769                              238,512
                        -----------                        ------------                         ------------

 Total assets.......... $5,093,082                         $4,892,569                           $4,016,165
                        ===========                        ============                         ============

LIABILITIES AND
STOCKHOLDERS' EQUITY

Non-interest bearing
 demand accounts....... $  101,964          -         -    $   88,259           -          -    $   60,722           -         -
NOW accounts...........    744,417   $ 21,722      2.92%      717,416    $ 20,289       2.83%      646,870    $ 15,383      2.38%
Savings deposits.......    551,938     14,329      2.60       601,258      15,427       2.57       603,732      16,044      2.66
Time deposits..........  1,814,812     95,449      5.26     1,672,897      79,854       4.77     1,531,475      63,759      4.16
Short-term borrowings..  1,476,564     81,871      5.54     1,451,165      79,680       5.49       765,596      27,634      3.61
Long-term borrowings         6,481        542      8.36         7,477         606       8.10        22,203         939      4.23
                        -----------  ----------  --------  ------------  ----------  ---------  ------------  ----------  ---------

 Total interest-bearing
  liabilities.......... $4,696,176   $213,913      4.56%   $4,538,472    $195,856       4.32%   $3,630,598    $123,759      3.41%

Other liabilities......     49,986                             52,769                              129,537
                        -----------                        ------------                         ------------

 Total liabilities.....  4,746,162                          4,591,241                            3,760,135

Stockholders' equity...    346,920                            301,328                              256,030
                        -----------                        ------------                         ------------
 Total liabilities
 & stockholders' equity $5,093,082                         $4,892,569                           $4,016,165
                        ===========  ----------  --------  ============  ----------  ---------  ============  ----------  ---------
Net Interest Income /
Spread.................              $141,772      2.70%                 $140,461       2.86%                 $145,811      3.73%
                                     ==========  ========                ==========  =========                ========== =========

Net Interest Margin(2).                            2.89%                                3.00%                               3.86%
                                                 ========                            =========                           =========

(1) 1995 and 1994 data has been restated to reflect the reclassification of commercial loans collateralized by real estate from other loans to mortgage loans receivable, net.

(2)  Net interest income divided by average interest-earning assets

     The following table sets forth data with respect to spreads and yields for and at the end of periods indicated. Data for the periods are based on interest income/expense for the period divided by the average interest-earning assets/interest-bearing liabilities during the period. Data at the end of the periods is based on weighted average yields and rates on interest-earning assets and interest-bearing liabilities outstanding at the end of such periods.

                                                                     Year Ended June 30
                           --------------------------------------------------------------------------------------------------------
                             1996                1995                1994               1993                 1992
                           For the    End of   For the    End of   For the    End of   For the    End of   For the    End of
                            Period    Period    Period    Period    Period    Period    Period    Period    Period    Period
                           --------  --------  --------  --------  --------  --------  --------  --------  --------  --------
Weighted average
yield earned on:
 Loan portfolio........       7.88%     7.80%     7.70%     7.81%     7.53%     7.33%     8.53%     8.08%     9.65%     9.20%

 Mortgage-backed
 security portfolio....       6.62      6.58      6.68      6.66      6.95      6.61      7.78      7.49      8.85      8.28

 Investment portfolio..       6.82      6.56       7.13     7.38      5.44      6.54      4.97      4.40      6.28      5.51

 All interest-earning
 assets................       7.26      7.20       7.18     7.27      7.14      6.91      8.02      7.66      9.12      8.49

Weighted average
rate paid on:
 Deposits..............       4.09      4.05       3.75     4.13      3.35      3.31      4.03      3.53      5.79      4.83


 FHLB advances and
 other borrowed
 funds.................       5.56      5.28       5.50     5.97      3.63      4.27      3.59      3.31      5.21      5.11

 All interest-bearing
 liabilities...........       4.56      4.44       4.32     4.71      3.41      3.62      4.00      3.52      5.74      4.85

Spread between
weighted average yield
on interest-earning
assets and weighted
average rate paid on
interest-bearing
liabilities............       2.70      2.76       2.86     2.56      3.73      3.29      4.02      4.14      3.38      3.64

Net interest
margin(1)..............       2.89                 3.00               3.86                4.23                3.61

(1) Net interest margin differs from net interest spread as a result of differences between the amounts of average interest-earning assets and average interest-bearing liabilities in any given period.


                                           NET INTEREST AND DIVIDEND INCOME

                                                                       Year Ended June 30
                                           ----------------------------------------------------------------------------
                                               1996           1995            1994            1993            1992
                                               ----           ----            ----            ----            ----
                                                                     (Amounts in thousands)
Interest & dividend income:
 Interest on mortgage loans (1)........         $175,448       $150,044        $117,246        $108,263        $127,382
 Interest on other loans(1)............           15,893         14,540          11,771          11,660           9,067
 Interest on mortgage-backed
   securities..........................          140,783        147,280         129,993          89,151          68,058
 Interest & dividends on
   investments.........................           23,561         24,453          10,560           6,911          11,616
                                           -------------   ------------    ------------    ------------    ------------

Total interest & dividend income.......          355,685        336,317         269,570         215,985         216,123
                                           -------------   ------------    ------------    ------------    ------------

Interest expense:
 Interest on deposits..................          131,500        115,570          95,186          93,938         120,080
 Interest on FHLB advances and
   other borrowed funds................           82,413         80,286          28,573           8,154          10,585
                                           -------------   ------------    ------------    ------------    ------------

Total interest expense.................          213,913        195,856         123,759         102,092         130,665
                                           -------------   ------------    ------------    ------------    ------------

Net interest & dividend income..........        $141,772       $140,461        $145,811        $113,893        $ 85,458
                                           =============   ============    ============    ============    ============

(1) 1995 and 1994 data has been restated to reflect the reclassification of commercial loans collateralized by real estate from other loans to mortgage loans receivable, net.

                                     CHANGES IN NET INTEREST AND DIVIDEND INCOME

                                                                       Year Ended June 30
                                           ----------------------------------------------------------------------------
                                               1996           1995            1994            1993            1992
                                               ----           ----            ----            ----            ----
                                                                     (Amounts in thousands)
Increase (decrease) in interest &
  dividend income:
  Interest on loans.....................        $26,757        $35,567        $  9,094        $(16,526)       $(16,883)
  Interest on mortgage-backed securities         (6,497)        17,287          40,842          21,093             839
  Interest & dividends on investments...           (892)        13,893           3,649          (4,705)           (931)
                                           -------------   ------------    ------------    ------------    ------------
Total change in interest
  & dividend income.....................         19,368         66,747          53,585            (138)        (16,975)
                                           -------------   ------------    ------------    ------------    ------------
Increase (decrease) in interest expense:
  Interest on deposits..................         15,930         20,384           1,248         (26,142)        (12,994)
  Interest on FHLB advances and
    other borrowed funds................          2,127         51,713          20,419          (2,431)        (24,929)
                                           -------------   ------------    ------------    ------------    ------------
Total change in interest expense........         18,057         72,097          21,667         (28,573)        (37,923)
                                           -------------   ------------    ------------    ------------    ------------
Net change in net interest &
  dividend income.......................        $ 1,311        $(5,350)        $31,918         $28,435       $  20,948
                                           =============   ============    ============    ============    ============

     Rate-Volume Analysis. The following schedule shows the changes in net interest income from the prior year. It distinguishes between the changes in interest income and interest expense related to outstanding balances and to average interest rates paid. Changes not solely due to changes in rate or volume have been included in the category "rate-volume".

                                                 RATE-VOLUME ANALYSIS

                                                                                Year Ended June 30
                                                                             ---------------------------
Increase (decrease) in interest and dividend income attributable to:            1996            1995
                                                                             ----------      -----------
                                                                               (Amounts in thousands)
         Mortgage Loans(1)
          Volume..................................................            $21,790           $31,812
          Rate....................................................              3,155               776
          Rate-volume.............................................                459               210
         Other Loans(1)
          Volume..................................................                569               212
          Rate....................................................                754             2,511
          Rate-volume.............................................                 30                46
         Mortgage-Backed Securities
          Volume..................................................              (5,221)           23,241
          Rate....................................................              (1,323)           (5,053)
          Rate-volume.............................................                  47              (901)
         Federal Funds Sold
          Volume..................................................                (134)             (239)
          Rate....................................................                  60               519
          Rate-volume.............................................                  (7)             (130)
         Investment Securities
          Volume..................................................               3,501            12,212
          Rate....................................................              (1,793)              524
          Rate-volume.............................................                (311)            1,005
         Repurchase Agreements
          Volume..................................................              (2,260)             (754)
          Rate....................................................                 173               986
          Rate-volume.............................................                (121)             (230)
                                                                             ----------       -----------
        Net increase in interest and dividend income..............             $19,368           $66,747
                                                                             ----------       -----------

Increase (decrease) in interest expense attributable to:

        NOW Accounts
         Volume...................................................             $   763           $ 1,678
         Rate.....................................................                 646             2,911
         Rate-volume..............................................                  24               317
        Time Deposits
         Volume...................................................               6,703             5,890
         Rate.....................................................               8,197             9,342
         Rate-volume..............................................                 696               863
        Savings Deposits
         Volume...................................................              (1,264)              (76)
         Rate.....................................................                 180              (543)
         Rate-volume..............................................                 (15)                2
        Short-Term Borrowings
         Volume...................................................               1,453            24,764
         Rate.....................................................                 726            14,393
         Rate-volume..............................................                  13            12,889
        Long-Term Borrowings
         Volume...................................................                 (81)             (622)
         Rate.....................................................                  19               859
         Rate-volume..............................................                  (3)             (570)
                                                                             ----------       -----------
        Net increase in interest expense..........................             $18,057           $72,097
                                                                             ----------       -----------
Net increase (decrease) in net interest and dividend income                    $ 1,311          $ (5,350)
                                                                             ==========       ===========

(1) 1995 and 1994 data has been restated to reflect the reclassification of commercial loans collateralized by real estate from other loans to mortgage loans receivable, net

Investment Activities

         Under OTS regulations, the Bank is generally permitted to make certain investments. Among these investments are securities of the United States government, federal agency, state and municipal, and other specified securities. The Bank is also required to maintain a minimum level of liquid assets which may be invested in specified securities.

         The following table sets forth the composition of the Bank's investment portfolio on the dates indicated.

                                                                          June 30
                                        ----------------------------------------------------------------------------
                                                       1996                           1995               1994
                                        ------------------------------------    -----------------  -----------------
                                                                   (Amounts in thounds)

                                             Gross            Estimated              Gross              Gross
                                         Amortized Cost      Market Value        Amortized Cost     Amortized Cost
                                        -----------------  -----------------    -----------------  -----------------
Available for sale:
  Federal National
    Mortgage Association
    ("FNMA") preferred
    stock..............................          $ 31,600           $ 31,364                    -                  -
  Federal Home Loan
    Mortgage Corporation
    ("FHLMC") preferred
    stock..............................            35,875             35,875             $ 35,875           $ 35,875
                                        -----------------  -----------------    -----------------  -----------------
Subtotal...............................            67,475             67,239               35,875             35,875
                                        -----------------  -----------------    -----------------  -----------------

Held for investment:
  U.S. government and
    agency obligations.................           220,460            215,801              279,585            114,969
  State & municipals...................             9,979             10,117               12,227              8,390
  Other investments....................               629                629                  678                835
  Federal Home Loan Bank stock.........            45,103             45,103               23,389             27,750
                                        -----------------  -----------------    -----------------  -----------------
Subtotal...............................           276,171            271,650              315,879            151,944
                                        -----------------  -----------------    -----------------  -----------------

Total..................................          $343,646           $338,889             $351,754           $187,819
                                        =================  =================    =================  =================

     The investment portfolio at June 30, 1996 categorized by maturity is as follows.

                                                               (Dollar amounts in thousands)

                                                                Gross               Weighted
                                                            Amortized Cost       Average Yield
                                                           --------------------------------------
No maturity...............................................        $ 112,578                7.88%
Due in one year or less...................................            7,545                6.02
Due after one year through five years.....................          106,952                6.47
Due after five years through ten years....................           63,296                7.16
Due after ten years.......................................           53,275                7.59
                                                           -----------------
Total.....................................................        $ 343,646
                                                           =================

Lending Activities

     General. Collective Bank historically concentrated its lending activities in conventional first mortgage loans secured by residential property, and, to a lesser extent, commercial property. Residential mortgage loans, including construction loans, have been secured predominantly by single family homes. In recent years as competition in the residential mortgage market has increased and resulting profit margins have decreased, Collective Bank has increasingly turned to commercial and consumer lending as an alternative source of earning assets.

     Substantially all of the Bank's mortgage loans include a "due on sale" clause which provides the Bank with a contractual right to declare a loan immediately due and payable in the event, among other things, that the borrower sells or otherwise disposes of the real property subject to the mortgage. It is the policy of the Bank, with limited exceptions, to enforce due on sale provisions. That provides the Bank with the opportunity to adjust the rate of interest on existing fixed rate loans by negotiating a new rate at the time of sale.

     The Bank continues to emphasize the origination of adjustable rate mortgages which have interest rates that adjust periodically over the life of the loan based on a variety of indices. That strategy was initiated in order to better match the costs and maturities of interest sensitive liabilities with the yields and maturities of interest sensitive assets. Fixed rate, fixed-term mortgage loans are made on terms which will permit them to be sold in the secondary market. The original contractual maturity on all loans generally ranges from 10 to 30 years; however, experience has shown that, because of prepayments, the average life of residential loans is substantially shorter.

     Mortgage instruments offered by the Bank include fixed rate 10, 15, and 30 year fully amortizing loans and several forms of adjustable rate mortgages which have interest rate and payment adjustments made on scheduled intervals.
Adjustable rate mortgage products provide for interest adjustment intervals ranging from 1 month to 7 years with payment adjustments that generally occur on an annual basis. Interest adjustments are based on a variety of indices including U.S. Treasury indices, prime rate, and the cost of funds as provided by the 11th District Federal Home Loan Bank.

     Commercial loans offered by the Bank include fixed-term loans secured by real estate or business assets and commercial lines of credit. Commercial lines of credit are secured by real estate or business assets and are available for inventory expansion or working capital. Consumer loans include fixed-rate home equity loans, home improvement loans, savings account loans, education loans, automobile loans, personal loans, and variable rate home equity lines of credit indexed to the prime rate.

Loan Portfolio Analysis



     The following tables set forth the composition of the Bank's gross loan portfolio by type of loan and type of collateral on the dates indicated.


                                                                          June 30
                          -------------------------------------------------------------------------------------------------------
                                1996                1995                 1994                 1993                1992
                          ------------------   ------------------   -------------------   ------------------   ------------------
                            Amount      %        Amount       %       Amount      %        Amount      %        Amount     %
                          ----------  ------   ----------  ------   ----------  ------   ----------  ------   ----------  ------
                                                                                        (Dollar amounts in thousands)
Loan by type:
 Real estate:
  Conventional:
   Existing property..... $2,296,168   89.1%   $2,114,092   88.0%   $1,662,089   84.8%   $1,376,044   81.9%   $1,132,316   82.6%
   Construction..........      39,80    1.5        26,290    1.1        40,320    2.1        30,234    1.8        12,920    1.0
  Insured or guaranteed:
   FHA or VA.............     81,075    3.2        88,664    3.7        95,816    4.9       114,763    6.8       110,936    8.1
  Other..................    160,523    6.2       174,073    7.2       160,187    8.2       159,836    9.5       114,275    8.3
                          ----------  ------   ----------  ------   ----------  ------   ----------  ------   ----------  ------

     Total............... $2,577,571  100.0%   $2,403,119  100.0%   $1,958,412  100.0%   $1,680,877  100.0%   $1,370,447  100.0%
                          ==========  ======   ==========  ======   ==========  ======   ==========  ======   ==========  ======

Loans by type of
collateral:
 Residential:
  Single family.......... $2,315,566   89.8%   $2,173,700   90.4%   $1,785,292   91.2%   $1,539,258   91.6%   $1,306,708   95.3%
  Other dwelling units...      4,639    0.2        21,210    0.9         6,416    0.3         4,838    0.3         7,839    0.6
 Commercial, industrial,
  and other properties...    238,706    9.3       189,816    7.9       152,396    7.8       118,523    7.0        21,313    1.6
 Other...................     18,660    0.7        18,393    0.8        14,308    0.7        18,258    1.1        34,587    2.5
                          ----------  ------   ----------  -----    ----------  ------   ----------  ------   ----------  ------

    Total................ $2,577,571  100.0%   $2,403,119  100.0%   $1,958,412  100.0%    $1,680,877  100.0%   $1,370,447  100.0%
                          ==========  ======   ==========  ======   ==========  ======    ==========  ======   ==========  ======




     The above analysis reflects the composition of the loan portfolio (excluding loans available for sale) before considering deferred loan fees, deferred discounts, loans in process, and allowance for loan losses. See Note 6 to the Consolidated Financial Statements of Collective Bancorp, Inc. and Subsidiary incorporated herein by reference. On July 1, 1994, Collective adopted the provisions of Statement of Accounting Standards No. 114, "Accounting by Creditors for Impairment of a Loan" ("SFAS 114"). Data for 1992 through 1994 has been restated to conform with the 1995 and 1996 presentations.

Loan Maturity

     The following table sets forth the scheduled contractual gross loan maturity distribution at June 30, 1996 without consideration of interim loan repricing.


                                         1 Year           1 to 5           After 5
                                         or Less          Years             Years            Total
                                      ------------     ------------      ------------    ------------
                                                           (Amounts in thousands
Maturity Distribution:
  Real estate mortgage loans.........      $22,525        $147,804         $2,219,268      $2,389,597

  Real estate construction
    loans............................       27,451                -                 -          27,451
  Installment loans..................       19,754           38,097           102,672         160,523
                                      ------------     ------------      ------------    ------------

    Total............................      $69,730         $185,901        $2,321,940      $2,577,571
                                      ============     ============      ============    ============

                                      Loans Maturing After One Year:
                                        Fixed interest rates........................      $   858,029
                                        Floating or adjustable interest rates.......        1,649,812
                                                                                         ------------
                                        Total.......................................       $2,507,841
                                                                                         =============

Geographic Lending Area

     Federal regulations permit the making of real estate loans throughout the United States, provided that the Bank continues to meet the provisions of the Community Reinvestment Act relating to servicing the credit needs of the communities in which it operates offices.

     Mortgage assets secured by property outside of New Jersey include loans, loan participations, and securitized loans (mortgage-backed securities) originated by Collective Bank's subsidiary service corporation or purchased in the secondary market, primarily from savings and loan associations, the Government National Mortgage Association ("GNMA"), the Federal Home Loan Mortgage Corporation ("FHLMC"), and the Federal National Mortgage Association ("FNMA"). Mortgage assets also include conventional mortgage-backed securities and mortgage derivative securities purchased from broker-dealers.

     See Note 6 to the Consolidated  Financial  Statements  included in the 1996
Annual  Report  to   stockholders   for   information   on  geographic   lending
concentration.

Loan Originations, Purchases, and Sales

     The primary lending activity of the Bank has been granting loans to enable borrowers to purchase existing homes, construct new homes, or refinance existing mortgage loans. While the great majority of loan originations are conventional first mortgage, single-family loans, the portfolio also includes loans on two-to-four-family dwellings, multi-family housing (over four units both conventional and Federal Housing Administration ("FHA") insured), commercial and industrial properties, and loans made for the development of unimproved real estate to be used for residential housing. At June 30, 1996, 90% of the Bank's total loan portfolio consisted of loans secured by one-to-four-family dwellings.

     The  Bank's  loan   originations  in  fiscal  1996,  1995,  and  1994  were
approximately $634 million, $691 million, and $895 million, respectively.

     The Bank has been an active purchaser of whole loans and participations in loans. Of the mortgage assets added to the portfolio in fiscal years 1996, 1995, and 1994, approximately $24 million, $96 million, and $0.4 million, respectively, were loans purchased from other lenders.

     Loan originations are derived from a number of sources. Residential loan originations can be attributed to real estate broker referrals, present savers and borrowers, correspondents, builders, attorneys, and walk-in customers in both loan origination and retail branch offices, as well as direct solicitation by the Bank's loan solicitor sales force. Commercial loan originations emanate from many of the same sources.

     Regulations of the OTS limit the amount which savings banks may lend in relationship to the appraised value of the real estate securing the loan, as determined by an appraisal obtained at the time of loan origination. Regulations permit a maximum loan-to-value ratio of 100% for one-to-four-family dwellings and 90% for all other real estate loans. The Bank's general policies currently limit the maximum loan-to-value ratio on single-family conventional loans to 95%, with the condition that private mortgage insurance be required on any home loans with loan-to-value ratios in excess of 80%. Generally, multi-family residential real estate loans do not exceed 80% of value and commercial real estate loans do not exceed 75% of value.

     The Bank obtains title insurance insuring the priority of the lien on substantially all of its real estate loans and requires that fire and extended coverage casualty insurance be maintained in amounts at least equal to the amounts of the loans.

     All sales of whole loans and participations in loans originated by the Bank have been made without recourse by the purchaser of the loans.

     The following table shows the Bank's loan origination, purchase, sale, and repayment activity, before considering deferred loan fees, deferred discounts, loans in process, and allowance for loan losses, for the periods indicated.

                                                                     Year Ended June 30
                                    ------------------------------------------------------------------
                                       1996          1995          1994          1993           1992
                                    ----------    ----------    ----------    ----------    ----------
                                                                     (Amounts in thousands)
Loans Originated:
 Real estate loans:
  Construction loans..............    $ 45,923      $ 66,035      $ 60,056      $ 47,902     $ 24,232
  Mortgage loans..................     368,587       433,005       711,055       338,732      226,832
  Home equity loans...............      66,885        34,967         9,352         6,850        5,400
  Home improvement loans..........          10           111            90           823            -
                                    ----------    ----------    ----------    ----------    ----------
   Total real estate..............     481,405       534,118       780,553       394,307       256,464
                                    ----------    ----------    ----------    ----------    ----------
 Other loans:
  Savings account loans...........       3,058         4,713         3,555         3,901         4,712
  Education loans.................       6,909         9,273         9,959         4,808         2,703
  Commercial loans................     114,053       115,318        67,336        46,835        21,260
  Personal loans..................       4,050         3,847           564         1,286         2,812
  Home equity credit line.........      24,526        23,564        33,453        55,104        43,638
                                    ----------    ----------    ----------    ----------    ----------
   Total other....................     152,596       156,715       114,867       111,934        75,125
                                    ----------    ----------    ----------    ----------    ----------

   Total loans originated.........     634,001       690,833       895,420       506,241       331,589
                                    ----------    ----------    ----------    ----------    ----------

Loans & participations purchased..      23,990        95,583           407             -        12,132
                                    ----------    ----------    ----------    ----------    ----------
   Total loans originated
    & purchased...................     657,991       786,416       895,827       506,241       343,721
                                    ----------    ----------    ----------    ----------    ----------
Loans & participations sold.......     107,707        43,199        11,075        38,676       125,280
                                    ----------    ----------    ----------    ----------    ----------

Loan Repayments:
 Real estate loans:
  Construction/mortgage loans.....     255,220       156,030       301,064       290,807       268,514
  Home equity loans...............      21,658         8,787        12,372        10,881        12,156
  Home improvement................         131           212           392         1,629         1,217
                                    ----------    ----------    ----------    ----------    ----------
   Total real estate
    loans repaid..................     277,009       165,029       313,828       303,317       281,887
                                    ----------    ----------    ----------    ----------    ----------
 Other loans:
  Savings account loans...........       4,091         5,126         5,405         4,266         4,455
  Education loans.................       1,095         1,104         4,571         4,198         1,720
  Commercial loans................      59,549        77,564         8,114        22,334        10,887
  Personal loans..................       2,370         1,402         2,080         4,220         4,012
  Home equity credit line.........      37,103        36,369         2,296        43,449        26,040
                                    ----------    ----------    ----------    ----------    ----------
   Total other loans repaid.......     104,208       121,565       102,466        78,467        47,114
                                    ----------    ----------    ----------    ----------    ----------
   Total loan repayments..........     381,217       286,594       416,294       381,784       329,001
                                    ----------    ----------    ----------    ----------    ----------
   Net Change.....................    $169,067      $456,623      $468,458      $ 85,781     $(110,560)
                                    ==========    ==========    ==========    ==========    ==========

Loan Fees and Service Charges

         In addition to interest earned on loans, the Bank receives fees in connection with loan originations, loan prepayments, loan modifications, late payments, changes of property ownership, and miscellaneous related services. Funds collected from those sources vary significantly with the volume and type of loans made and purchased and competitive factors. Income also is produced through the servicing of loans for others.

         The following table sets forth information for the Bank concerning loan yields, loan fees, deferred loan fees, and unearned discounts on its loan portfolio for each of the years in the five-year period ended June 30, 1996.

                                                                      Year Ended June 30
                                          ----------------------------------------------------------------------------

                                             1996            1995            1994            1993            1992
                                          ------------    ------------    ------------   -------------   -------------
                                                                 (Dollar amounts in thousands)

Weighted average yield on loan
   portfolio during the period...........         7.88 %          7.70 %          7.53 %          8.53 %          9.65 %
Loan fees................................       $5,070          $8,272          $7,316         $10,100          $7,048
Loan fees expressed as % of total
   loans originated and purchased
   during period.........................         0.77 %          1.05 %          0.82 %          2.00 %          2.05 %
Deferred loan fees on mortgage loans
   at end of period......................       $4,976          $6,511          $4,012          $7,588          $7,307
Deferred discounts on mortgage loans
   at end of period......................         $800            $575            $582            $372          $9,930

Classified Assets, Delinquent Loans, and Allowance for Losses

         The OTS has adopted an asset classification system for insured institutions which covers all problem assets. Under that classification system, problem assets of insured institutions are classified as "substandard", "doubtful", or "loss", depending on the presence of certain characteristics discussed below.

         An asset is considered substandard if it is inadequately protected by the current net worth and paying capability of the obligor or of the collateral pledged, if any. Substandard assets include those characterized by the distinct possibility that the insured institution will sustain some loss if the deficiencies are not corrected. Assets classified as doubtful possess the added characteristic that the weaknesses present make collection or liquidation in full, on the basis of currently existing facts, conditions, and values, highly questionable and improbable. Assets classified as loss are those considered uncollectable and of such little value that there is no basis to continue to carry the asset as an asset without the establishment of a specific loss reserve.

         An insured institution is required to establish a general allowance for loan losses in an amount deemed prudent by management to recognize the inherent risk associated with the institution's lending activities, including consideration of the institution's classified assets. Such general allowances, unlike specific allowances, are not allocated to particular problem assets. When an insured institution classifies problem assets as loss, it is required either to establish a specific allowance for losses equal to 100% of the amount of the asset so classified or to charge-off such amount. An institution's determination as to the classification of its assets and the amount of its valuation allowances is required to be consistent with generally accepted accounting principles and is subject to review by the institution's principal regulator, the Regional Director of the OTS, who can order the establishment of additional general or specific loss allowances.

         In connection with the filing of its periodic reports to the OTS, the Bank regularly reviews the problem assets in its portfolio to determine whether any assets require classification in accordance with applicable regulations. On the basis of such periodic review, management had identified $20.5 million of classified assets, or 0.40% of total assets as classified assets at June 30, 1996.

        The following table sets forth information regarding restructured loans, classified loans, and real estate held by the Bank at the dates indicated. These amounts are shown net of specific allowances provided for each category. On July 1, 1994, Collective adopted the provisions of Statement of Financial Accounting Standards No. 114, "Accounting by Creditors for Impairment of a Loan" ("SFAS 114"). Data for 1992 through 1994 has been restated to conform with the 1995 and 1996 presentations.

                                                                                   June 30
                                                  ----------------------------------------------------------------------------
                                                     1996            1995            1994             1993            1992
                                                  -----------     ------------    ------------     -----------     -----------
                                                                          (Dollar amounts in thousands)
Restructured loans...............................           -                -               -               -               -
Nonaccrual loans:
  Residential one-to-four-dwelling units.........     $15,803          $15,929         $21,326         $28,859         $14,258
  Residential construction.......................         409              346           1,374           1,403             622
  Commercial real estate.........................       6,947            5,551          10,713          10,520           2,557
  Consumer.......................................           7               50              29              68             193
                                                  -----------     ------------    ------------     -----------     -----------
Total before specific loss allowances............      23,166           21,876          33,442          40,850          17,630
Less specific loss allowances....................       6,055            5,753           9,145           9,559           1,594
                                                  -----------     ------------    ------------     -----------     -----------
Net classified loans.............................      17,111           16,123          24,297          31,291          16,036
                                                  -----------     ------------    ------------     -----------     -----------
Real estate acquired in settlement of loans......       3,667            4,390           7,841           9,620          13,024
Less specific loss allowances....................         302              438             641           3,061           4,444
                                                  -----------     ------------    ------------     -----------     -----------
Real estate acquired in settlement of loans(1)...       3,365            3,952           7,200           6,559           8,580
                                                  -----------     ------------    ------------     -----------     -----------
Total classified assets..........................     $20,476          $20,075         $31,497         $37,850         $24,616
                                                  ===========     ============    ============     ===========     ===========

Total classified assets as a
   percent of total assets.......................       0.40%            0.39%           0.69%           1.09%           0.98%
                                                  ===========     ============    ============     ===========     ===========

(1) Does not include real estate acquired in settlement of loans and specific loss allowances related to properties under agreement of sale.

     Based upon its evaluation of the loan portfolio, it is management's policy to provide valuation allowances for estimated losses on loans when it determines that a significant and permanent decline in value has occurred and that losses are reasonably expected to be incurred on the loans. Although management believes that it uses the best information available at the time such determinations are made, future adjustments to allowances could be necessary. At June 30, 1996, Collective had valuation allowances for loans amounting to $12.9 million. During fiscal 1995, Collective adopted the provisions of SFAS 114 and Statement of Financial Accounting Standards No. 118, "Accounting by Creditors for Impairment of a Loan" ("SFAS 118"), which amends SFAS 114. The adoption of these standards did not significantly alter the amount of loans classified as impaired or any related allowances. SFAS 114 requires that impaired loans be measured based on the present value of expected future cash flows discounted at the loan's effective rate or, as a practical expedient, the loan's observable market price, or the fair value of the collateral may be used if the loan is collateral dependent. In applying the provisions of SFAS 114 and SFAS 118, Collective utilizes the fair value of the collateral for measurement of substantially all impaired mortgage loans and commercial loans. To a lesser extent, where loans are not collateral dependent, the present value of expected future cash flows is utilized.

     When a borrower fails to make a required payment on a loan, the Bank attempts to cure the default by contacting the borrower. In general, contacts are made after a payment is more than 15 days past due, and a late charge is assessed at that time. In most cases, defaults are cured promptly. If the delinquency on a mortgage loan exceeds 90 days and is not cured through the Bank's normal collection procedures or an acceptable arrangement is not worked out with the borrower, the Bank will institute measures to remedy the default, including commencing a foreclosure action or in special circumstances accepting a voluntary deed of the security property in lieu of foreclosure from the mortgagor.

     If foreclosure is effected, the property is sold at a public auction in which the Bank may participate as a bidder. If the Bank is the successful bidder, acquired real estate is then included in the Bank's "real estate acquired in settlement of loans" ("REO") account until it is sold.

     Real estate acquired by the Bank as a result of foreclosure or by deed-in-lieu of foreclosure is classified as REO until it is sold. When property is acquired, it is recorded at the lower of cost or fair value less estimated costs of sale at the date of acquisition. Any writedown resulting therefrom is charged to the allowance for loan losses. Interest accrual ceases when the loan becomes 90 days delinquent, and all costs incurred from that date in maintaining the property are expensed. Costs incurred for the improvement and development of such property are capitalized to the extent realizable.


Summary of Loan Loss Experience

     The following table depicts an analysis of the Bank's allowance for loan losses for the years indicated.

                                                                        Year Ended June 30
                                                   -------------------------------------------------------------
                                                       1996                     1995                    1994
                                                   ------------            -------------            ------------
                                                                  (Dollar amounts in thousands)
Beginning balance..................................     $14,126                  $18,006                 $22,291

Charge-offs:
  Real estate - mortgage...........................       2,975                    2,573                   5,220
  Real estate - construction.......................         174                        -                     333
  Commercial.......................................         640                    1,526                     814
  Home equity......................................         170                        2                     204
  Other............................................         194                       19                      66
                                                   ------------            -------------            ------------
                                                          4,153                    4,120                   6,637
                                                   ------------            -------------            ------------
Recoveries:
  Real estate - mortgage...........................         543                        -                       -
  Real estate - construction.......................           -                        -                       -
  Commercial.......................................         116                        -                       -
  Home equity......................................         113                        -                       -
  Other............................................         111                        -                       -
                                                   ------------            -------------            ------------
                                                            883                        -                       -
                                                   ------------            -------------            ------------

Net charge-offs....................................       3,270                    4,120                   6,637
                                                   ------------            -------------            ------------
Additions charged to operations....................       2,035                      240                   2,352
                                                   ------------            -------------            ------------
Ending balance.....................................     $12,891                  $14,126                 $18,006
                                                   ============            =============            ============

Ratio of net charge-offs during the period to
average loans outstanding during the period               0.13%                    0.19%                   0.39%
                                                   ============            =============            ============

         The following sets forth the allocation of the Bank's allowance for loan losses at the dates indicated.

                                                              June 30
                                    -------------------------------------------------------------

                                       1996                     1995                    1994
                                    ------------            -------------            ------------
                                                       (Amounts in thousands)

Real estate - mortgage............       $ 5,403                  $ 7,550                 $10,446
Real estate - construction........           265                      439                     503
Commercial........................         6,642                    5,432                   6,501
Home equity.......................           486                      527                     512
Other.............................            95                      178                      44
                                    ------------            -------------            ------------

Total.............................       $12,891                  $14,126                 $18,006
                                    ============            =============            ============

Mortgage-Backed Security Activities

     The Bank has been an active purchaser of mortgage-backed securities ("MBS's"), including mortgage derivative securities consisting primarily of collateralized mortgage obligations ("CMO's"). Also, the Bank generally securitizes originated loans that it may sell in the secondary market.

     At the time of purchase, the Bank's CMO's generally were considered to be medium-term investments. The cash flows and estimated lives of such CMO's can be volatile during periods of changing interest rates, particularly during periods of rising interest rates when the estimated average lives can extend to approximate the lives of longer-term securities. The Bank did not purchase any CMO's during fiscal 1996.

     Mortgage-backed securities purchased during the 1996, 1995, and 1994 fiscal years amounted to approximately $113 million, $165 million, and $1.679 billion, respectively. Such purchases included securitizations of loans originated by Collective in 1996, 1995, and 1994 amounting to $14 million, $32 million, and $211 million, respectively.

The following table sets forth the composition of the Bank's mortgage-backed security portfolio by category.

                                                                          June 30
                                        ----------------------------------------------------------------------------

                                                       1996                          1995                1994
                                        ------------------------------------   -----------------   -----------------
                                                                  (Amounts in thousands)

                                             Gross            Estimated             Gross               Gross
                                         Amortized Cost       Fair Value        Amortized Cost      Amortized Cost
                                        -----------------  -----------------   -----------------   -----------------
Trading securities:
  FHLMC pass-through
   certificates........................                 -                  -          $   13,127                   -
                                        -----------------  -----------------   -----------------   -----------------
Available for sale:
  Collateralized mortgage
   obligations.........................                 -                  -                   -          $   96,719
  GNMA pass-through
   certificates........................        $    6,461         $    6,928          $    8,236               9,683
  FHLMC pass-through
   certificates........................            66,355             67,921              56,030              68,783
  FNMA pass-through
   certificates........................            20,290             20,196              10,156               6,401
                                        -----------------  -----------------   -----------------   -----------------
  Subtotal.............................            93,106             95,045              74,422             181,586
                                        -----------------  -----------------   -----------------   -----------------

Held to maturity:
  Collateralized mortgage
   obligations.........................         1,546,690          1,487,520           1,661,020           1,716,807
  GNMA mortgage-backed
   securities..........................             3,485              3,508               3,990               4,405
  FHLMC mortgage-backed
   securities..........................           159,995            156,410             168,272             126,259
  FNMA mortgage-backed
   securities..........................           263,472            249,393             267,062             270,939
                                        -----------------  -----------------   -----------------   -----------------
  Subtotal.............................         1,973,642          1,896,831           2,100,344           2,118,410
                                        -----------------  -----------------   -----------------   -----------------

  Total................................        $2,066,748         $1,991,876          $2,187,893          $2,299,996
                                        =================  =================   =================   =================

The  mortgage-backed   security  portfolio  at  June  30,  1996  categorized  by
contractual maturity is as follows.

                                                                         (Dollar amounts in thousands)

                                                                           Gross             Weighted
                                                                       Amortized Cost     Average Yield
                                                                      ------------------------------------

Due in one year or less...............................................      $    34,381            6.99%
Due after one year through five years.................................          940,950            6.67
Due after five years through ten years................................          522,385            6.83
Due after ten years...................................................          569,032            6.61
                                                                      -----------------
Total.................................................................       $2,066,748
                                                                      =================

Actual maturities will differ from contractual maturities due to prepayments.




Retail Banking

     Retail Banking operations consist of two major functions, deposit gathering activities and loan originations.

     Deposit gathering activities consist of selling savings, time, and checking deposits. The deposit customers of the Bank are mainly individuals. However, the Bank is steadily increasing its share of business and governmental customers. Savings instruments consist of regular savings accounts in passbook or statement form, money market accounts, and certificates of deposit ranging in term from seven (7) days to ten (10) years. These savings instruments may also be used as an investment vehicle for individual retirement accounts ("IRA's") and self-employed retirement accounts ("KEOGH's"), which are managed by the Bank. Checking accounts, which comprise an increasing portion of the Bank's deposits, are marketed to the public in interest bearing ("NOW") and non-interest bearing versions. Checking deposits provide the Bank with a major source of low cost funds and significant fee income.

     One-to-four-family mortgages, consumer loans, and business loans are originated through the retail offices. Mortgage loan originations consist of a variety of fixed rate and adjustable rate loans. The consumer loans that are available include revolving home equity credits, student loans, auto loans, and personal loans. Business loans are made for either a fixed term or as a line of credit. Mortgage loans and consumer loans are offered to individuals from the general population in the Bank's market areas. Business loans are made to creditworthy establishments and professionals. See "Lending Activities", page 10.

     Other traditional banking services are performed for the convenience of the Bank's deposit and loan customers, as well as to provide the Bank with additional sources of fee income. Those services include:

         .        The sale and redemption of U.S. Savings Bonds
         .        Bond coupon redemption services
         .        Electronic banking
         .        Pay-by-phone banking
         .        Sale of money orders
         .        Sale of travelers checks
         .        ATM (Automatic Teller Machine) Services
         .        Direct deposit of payroll or pension
         .        Cash management services

     The following table sets forth by various rate categories the total amount of certificate accounts of the Bank at June 30, 1996 and the amount of certificate accounts maturing in each of the following three fiscal years and subsequent to June 30, 1999.


                                    Total        2.00% to       7.00% to       9.00% to      11.00% to      13.00% to
                                  Accounts         6.99%          8.99%         10.99%         12.99%         16.99%
                                -------------- -------------- -------------- -------------- -------------  -------------
                                                                (Amounts in thousands)
Maturing in Quarter Ended:
September 30, 1996.............     $  629,742     $  624,570        $ 5,049              -             -           $123
December 31, 1996..............        183,335        182,676            655              -         $   1              3
March 31, 1997.................        222,608        222,241            295      $      72             -              -
June 30, 1997..................        235,423        235,220            203              -             -              -
September 30, 1997.............        238,616        238,441            175              -             -              -
December 31, 1997..............         45,689         43,832            922            932             3              -
March 31, 1998.................         60,191         58,464          1,567            160             -              -
June 30, 1998..................         26,832         24,897          1,662            273             -              -
September 30, 1998.............         27,290         26,370            692            228             -              -
December 31, 1998..............          8,997          8,526            406             51            14              -
March 31, 1999.................          5,951          4,510          1,268            140            33              -
June 30, 1999..................          8,320          7,444            582            285             9              -
Thereafter.....................        112,107        109,104          2,943             16            37              7
                                -------------- -------------- -------------- -------------- -------------  -------------
Total certificates.............     $1,805,101     $1,786,295        $16,419         $2,157         $  97           $133
                                ============== ============== ============== ============== =============  =============

     Demand deposits, passbook savings and investments accounts, and savings certificates by interest rate as of June 30, 1996 and 1995 were as follows.

                                                                                            June 30
                                            Average Rate at                -----------------------------------------
Deposit Category by Type                     June 30, 1996                      1996                       1995
                                          ---------------------            ---------------            --------------
                                                                                 (Dollar amounts in thousands)
Non-interest bearing.....................                   -                  $   95,792                 $   76,705
Commercial, interest bearing.............                4.07%                    130,482                     87,388
NOW accounts.............................                1.76%                    275,407                    283,798
Super NOW accounts.......................                3.48%                    102,406                     80,164
                                                                           ---------------            --------------

     Total demand deposits                                                         604,087                   528,055
                                                                           ---------------            --------------

Passbook accounts........................                2.60%                     549,055                   556,559
Clubs....................................                3.61%                       8,039                     7,957
Money market passbook accounts...........                2.77%                     115,469                   110,426
Super money market.......................                4.05%                     172,636                   158,099
                                                                           ---------------            --------------
   Total passbook savings and
    investment accounts..................                                          845,199                   833,041
                                                                           ---------------            --------------

Savings certificates:                            2.00% - 6.99%                   1,786,295                 1,873,452
                                                 7.00% - 8.99%                      16,419                    27,467
                                                9.00% - 10.99%                       2,157                    15,574
                                               11.00% - 12.99%                          97                       228
                                               13.00% - 14.99%                           7                         6
                                               15.00% - 16.99%                         126                         -
                                                                           ---------------            --------------

Total savings certificates...............                                        1,805,101                 1,916,727
                                                                           ---------------            --------------

Total deposits...........................                                       $3,254,387                $3,277,823
                                                                           ===============            ==============

     The following table sets forth the composition of the Bank's deposit balances at June 30, 1996 by type and date of maturity. Such amounts are also expressed as a percentage of total deposits.

                                                Total           Fixed and          Negotiated
                                               Accounts         Variable        Rate Certificates         % of
                                             at June 30,          Rate              ($100,000            Total
                                                 1996         Certificates          or more)            Deposits
                                            ---------------   --------------   --------------------   -------------
                                                                 (Dollar amounts in thousands)
Passbook and statement accounts............     $   845,199                                                   26.0%
Non-interest bearing.......................          95,792                                                    2.9%
Commercial, interest bearing...............         130,482                                                    4.0%
NOW accounts...............................         275,407                                                    8.5%
Super NOW accounts.........................         102,406                                                    3.1%
                                            ---------------                                           -------------

  Total non-certificates...................      $1,449,286                                                   44.5%
                                            ---------------                                           -------------

Certificate accounts maturing in quarter ended:
September 30, 1996.........................     $  629,742        $  506,969            $   122,773           19.4%
December 31, 1996..........................        183,335           178,102                  5,233            5.6%
March 31, 1997.............................        222,608           222,508                    100            6.8%
June 30, 1997..............................        235,423           235,322                    101            7.2%
September 30, 1997.........................        238,616           238,616                      -            7.3%
December 31, 1997..........................         45,689            44,689                  1,000            1.4%
March 31, 1998.............................         60,191            60,191                      -            1.9%
June 30, 1998..............................         26,832           26,832                       -            0.8%
September 30, 1998.........................         27,290           27,290                       -            0.8%
December 31, 1998..........................          8,997            8,997                       -            0.3%
March 31, 1999.............................          5,951            5,951                       -            0.2%
June 30, 1999..............................          8,320            8,320                       -            0.3%
Thereafter.................................        112,107          112,107                       -            3.5%
                                            ---------------   --------------   --------------------   -------------

  Total certificates.......................      $1,805,101       $1,675,894             $  129,207           55.5%
                                            ---------------   ==============   ====================   -------------

  Total deposits...........................      $3,254,387                                                  100.0%
                                            ===============                                           =============

     The following table shows the net increase in deposits for the Bank by major account category for the periods indicated.

                                                                           Year Ended June 30
                                            ---------------------------------------------------------------------------------
                                                1996             1995             1994             1993             1992
                                            -------------    -------------    -------------    -------------    -------------
                                                                         (Amounts in thousands)

Net increase (decrease) in:
  Demand deposits...........................   $  76,032        $  56,780        $  98,286         $ 83,276         $ 98,968
  Passbook savings and investment
    accounts................................      12,158         (135,371)         144,698          298,670           87,709
  Savings certificates......................    (111,626)         352,452          (31,000)         295,883          (48,961)
                                            -------------    -------------    -------------    -------------    -------------

Net (decrease) increase in deposits.........    $(23,436)         $273,861         $211,984         $677,829         $137,716
                                            =============    =============    =============    =============    =============


     Deregulated certificates have penalties of loss of interest ranging from the loss of one week to three months' interest. As of June 30, 1996, 55.5% of all deposits were certificate accounts. The following table shows the deposits activity and the weighted average cost of deposits as of the dates indicated.

                                                                       Year ended June 30
                                        ---------------------------------------------------------------------------------
                                            1996             1995             1994             1993            1992
                                        -------------    -------------    -------------    -------------   --------------
                                                                 (Dollar amounts in thousands)
Net (decrease) increase in
  deposits before acquisitions.........    $(153,807)       $  55,317        $(173,451)       $(113,133)       $(111,079)
Deposits from acquisitions.............            -           99,818          286,099          704,415          141,246
                                        -------------    -------------    -------------    -------------   --------------

Net (decrease) increase before
  interest credited....................     (153,807)         155,135          112,648          591,282           30,167
Interest credited......................      130,371          118,726           99,336           86,547          107,549
                                        -------------    -------------    -------------    -------------   --------------

Net (decrease) increase in deposits....    $ (23,436)       $ 273,861        $ 211,984        $ 677,829        $ 137,716
                                        =============    =============    =============    =============   ==============

Weighted average interest cost of
  deposits during period...............         4.09%            3.75%            3.35%            4.03%            5.79%
                                        =============    =============    =============    =============   ==============


Borrowings

     The FHLB provides a reserve credit facility to its members both for the purpose of meeting the members' demand for funds when savings flows are insufficient and to enable its members to fix their cost of funds for longer terms through a long-term, fixed-rate program. Advances from the FHLB are made on the security of the FHLB capital stock owned by the Bank as well as certain of its mortgage loans, and the Bank must meet certain standards related to creditworthiness in connection with the advances. For interest rates and maturities, see Note 12 to the Consolidated Financial Statements of Collective Bancorp, Inc. and Subsidiary. Other borrowings primarily represent funds obtained from brokers under security repurchase agreements. Those transactions are only effected through primary government bond dealers of the Federal Reserve Bank of New York. They are secured by U.S. Treasury obligations, FHLMC securities, FNMA securities, and GNMA securities. From time to time, borrowings are obtained for the purchase of mortgage loans or mortgage-backed securities through other sources. The loans or securities that are purchased normally secure the borrowings from those sources.

     The following table sets forth the composition of Collective's Federal Home Loan Bank advances and other borrowed funds on the dates indicated.

                                                                               June 30
                                           ---------------------------------------------------------------------------------

                                               1996             1995             1994            1993             1992
                                           --------------   --------------   -------------   --------------   --------------
                                                                    (Dollar amounts in thousands)

FHLB advances............................               -       $  395,000      $  365,000       $  135,000       $   80,000
Securities sold under agreements
 to repurchase(1)........................      $1,465,980        1,044,596         886,252          171,228           64,042
Other borrowings.........................           7,468            8,324           9,663            5,945            5,797
                                           --------------   --------------   -------------   --------------   --------------

Total borrowings.........................      $1,473,448       $1,447,920      $1,260,915       $  312,173       $  149,839
                                           ==============   ==============   =============   ==============   ==============

Weighted average cost of borrowings
  during period..........................           5.56%            5.50%           3.63%            3.59%            5.21%
                                           ==============   ==============   =============   ==============   ==============

(1) Securities sold under agreements to repurchase at June 30, 1996 consisted of U.S. Government agency obligations maturing through July 29, 1996.

Competition

     The Bank experiences substantial competition in attracting and retaining deposits and in making real estate, consumer, and commercial loans. The primary factors in competing for deposits are interest rates, convenience of office locations, and customer service. Direct competition for deposits comes from savings and loan associations, commercial banks and credit unions, and, more recently, other financial services companies. Additional significant competition for deposits comes from corporate and government securities and money market funds, which may yield higher interest rates than instruments offered by savings banks. The primary factors in competing for loans are interest rates and rate adjustment provisions, loan maturity, loan fees, and the quality of service to borrowers. Competition for origination of loans normally comes from savings and loan associations, savings banks, commercial banks, mortgage banking companies, and insurance companies.

Employees

     At June 30, 1996, Collective and its subsidiary employed 884 full-time and 229 part-time employees. Management considers its relations with its employees to be good.

     The Bank provides its employees with a comprehensive benefits program, including basic and major medical insurance, dental insurance, life insurance, long term disability insurance, employee stock ownership plan, and thrift and profit sharing plans. Such employee benefits are considered by management to be generally comparable with employee benefits provided by other major employers in its market area.

Regulatory Matters

     General. Collective Bancorp, as a unitary savings and loan holding company, and Collective Bank, as a federally chartered, FDIC insured savings bank, are subject to extensive federal regulation, primarily by the OTS and to a lesser extent by the Federal Deposit Insurance Corporation ("FDIC"). The Bank must file reports with the OTS and FDIC concerning its activities and financial condition, in addition to obtaining regulatory approvals prior to entering into certain transactions, such as mergers with or acquisitions of other savings institutions. There are periodic examinations by the OTS and the FDIC to test the Bank's compliance with various regulatory requirements. As a savings and loan holding company, Collective is also required to file certain reports with, is subject to periodic examinations by, and otherwise is required to comply with the rules and regulations of the OTS relating to holding companies. The regulatory structure also gives the regulatory authorities extensive discretion in connection with their supervisory and enforcement activities and examination policies, including policies with respect to the classification of assets and the establishment of adequate loan loss allowances for regulatory purposes. Any change in such regulation, whether by the OTS, the FDIC, or the Congress, could have a material adverse impact on Collective, the Bank, and their operations.

     Federal Deposit Insurance Corporation Improvement Act of 1991. On December 19, 1991, the Federal Deposit Insurance Corporation Improvement Act of 1991 ("FDICIA") became law. While FDICIA primarily addresses additional sources of funding for the Bank Insurance Fund ("BIF"), which insures the deposits of commercial banks and savings banks, it also imposes a number of new mandatory supervisory measures on savings associations and banks.

     FDICIA requires financial institutions to take certain actions relating to their internal operations, including: providing annual reports on financial condition and management to the appropriate federal banking regulators, having an annual independent audit of financial statements performed by an independent public accountant, and establishing an independent audit committee comprised solely of outside directors. FDICIA also imposes certain operational and managerial standards on financial institutions relating to internal controls, loan documentation, credit underwriting, interest rate exposure, asset growth, and compensation, fees, and benefits. The banking regulators adopted final regulations implementing those standards in May 1993 to become effective for fiscal years beginning after December 31, 1992.

     FDICIA also requires the FDIC to assess deposit insurance premiums based on risk. Regulations implementing those standards became effective January 1, 1993.

     FDICIA  establishes  a system of prompt  corrective  action to resolve  the problems of undercapitalized institutions. Under that system, which became effective on December 19, 1992, the banking regulators are required to take certain supervisory actions against undercapitalized institutions, the severity of which depends upon the institution's level of capitalization. Generally, subject to a narrow exception, FDICIA requires the banking regulator to appoint a receiver or conservator for an institution that is critically undercapitalized. FDICIA authorizes the banking regulators to specify the ratio of tangible capital to assets at which an institution becomes critically undercapitalized and requires that ratio to be no less than 2% of assets.

     Under the OTS final rule implementing the prompt corrective action provisions, a savings institution that has a total risk-based capital ratio of 10.0% or greater, a Tier 1 risk-based capital ratio of 6.0% or greater, and a leverage ratio of 5.0% or greater is deemed to be "well-capitalized". An institution with a total risk-based capital ratio of 8.0% or greater, a Tier 1 risk-based capital ratio of 4.0% or greater, and a leverage ratio of 4.0% or greater is considered to be "adequately capitalized". A savings institution that has a total risk-based capital ratio of less than 8.0%, a Tier 1 risk-based capital ratio of less than 4.0%, or a leverage ratio that is less than 4.0% is considered "undercapitalized". A savings institution that has a total risk-based capital ratio of less than 6.0%, a Tier 1 risk-based capital ratio of less than 3.0%, or a leverage ratio that is less than 3.0% is considered to be "significantly undercapitalized", and a savings institution that has a tangible equity (core capital, minus intangible assets other than supervisory goodwill and purchased mortgage servicing rights) to assets ratio equal to or less than 2% is deemed to be "critically undercapitalized". Under the rule, the Bank is considered to be "well-capitalized".

     Other provisions of FDICIA require financial institutions to provide supplemental disclosure in financial statements filed with the regulators of the estimated fair market value of assets and liabilities, permit thrift institutions to acquire commercial banks and commercial banks to acquire thrift institutions, and increase the amount of consumer loans that a savings association may invest in from 30% to 35% of total assets.

     QTL Requirement. Under the qualified thrift lender ("QTL") test, savings institutions are required to maintain 65% of their portfolio assets (defined as all assets minus intangible assets, property used by the institution in conducting its business, and liquid assets equal to 20% of total assets) in "qualified thrift investments" (primarily residential mortgages and related investments, including certain mortgage-backed securities and stock issued by any Federal Home Loan Bank, Fannie Mae and Freddie Mac) and to continue to meet such test for each subsequent two-year period. An institution which fails the QTL test is prohibited from: (1) engaging in any new activity not permissible for a national bank, (2) paying dividends unless in compliance with national bank regulations, and (3) obtaining new advances from the FHLB System. In addition, a savings institution failing to comply with the QTL requirements is required to convert to a bank charter within three years, unless it requalifies as a QTL within a one-year period and retains such QTL status thereafter. If such conversion or requalification does not occur within three years, the association must repay all FHLB advances, divest all investments, and cease all activities not permissible for a national bank. In addition, within one year of failure, any holding company of the failing savings association must register and become subject to the regulations applicable to bank holding companies under the Bank Holding Company Act ("BHC Act"). An institution can lose its QTL status at any time after that date, if its percentage of qualified thrift investments, averaged over the immediately preceding two year period, falls below 70%. Institutions are required to report their qualified thrift investments to the OTS on a quarterly basis. As of June 30, 1996, the Bank maintained 97% of its portfolio assets in qualified thrift investments, which met the QTL test.

     Capital   Requirements.   The  OTS   regulations   include  three  separate
measurements of capital adequacy: a leverage ratio, a tangible capital standard, and a risk-based capital standard.

     The OTS capital regulations require tangible capital of at least 1.5% of adjusted total assets (as defined by regulation). Tangible capital generally includes common stockholders' equity and retained earnings, certain non-cumulative perpetual preferred stock, and related surplus. In addition, all intangible assets, other than a limited amount of purchased mortgage servicing rights, must be deducted from tangible capital.

     The capital regulations also require that savings institutions maintain a leverage (core capital) ratio of 3% to adjusted total assets as defined by the regulations. Core capital is defined as common stockholders' equity (including retained earnings), non-cumulative perpetual preferred stock and related surplus, minority interests in equity accounts of consolidated subsidiaries, less intangibles; up to 25% of other intangibles which meet separate saleability and market valuation tests; and certain purchased mortgage servicing rights. No goodwill or core deposit intangibles may be included in core capital.

     The OTS capital regulation requires that, in meeting the leverage ratio and tangible and risk-based capital standards, savings institutions must deduct investments in and loans to subsidiaries engaged in activities not permissible for a national bank (a "non-qualifying subsidiary"). At June 30, 1996, the Bank did not have a non-qualifying subsidiary.

     The risk-based capital standard for savings institutions requires the maintenance of total capital (which is defined as core capital and supplementary capital) to risk-weighted assets of 8%. In determining the amount of risk-weighted assets, all assets, including certain off-balance-sheet assets, are multiplied by risk-weights ranging from 0% to 100%, as assigned by the OTS capital regulation based on the risks OTS believes are inherent in the type of assets.

     The components of supplementary capital currently include cumulative preferred stock, long-term perpetual preferred stock, mandatory convertible securities, subordinated debt and intermediate preferred stock, and allowance for loan and lease losses. Allowance for loan and lease losses includable in supplementary capital is limited to a maximum of 1.25% of risk-adjusted assets. Overall, the amount of capital counted toward supplementary capital cannot exceed 100% of core capital. At June 30, 1996, the Bank met each of its capital requirements.

     See Note 16 to the Consolidated Financial Statements included in the 1996 Annual Report to stockholders for a comparison of the Bank's regulatory capital ratios at June 30, 1996 with the minimum requirements.

     Limitation  on  Dividends  and  Other   Capital   Distributions.   The  OTS
regulations impose limitations upon all capital distributions by savings institutions, such as cash dividends, payments to repurchase or otherwise acquire its shares, payments to shareholders of another institution in a cash-out merger, and other distributions charged against capital. An institution that exceeds all capital requirements before and after the proposed capital distribution and has not been advised by the OTS that it is in need of more than normal supervision, can, after prior notice but without the approval of the OTS, make capital distributions during a calendar year up to 100% of its net income to date during the calendar year plus an amount that would reduce by one-half its "surplus capital ratio" (the excess capital over its capital requirements) at the beginning of the calendar year, or 75% of its net income for the most recent four quarters, whichever is greater. Any additional capital distributions require prior regulatory approval.

     A savings institution that does not meet its current regulatory capital requirement before or after payment of a proposed capital distribution can not make any capital distributions without the prior written approval of the OTS. Such institutions, however, may make capital distributions consistent with approved capital plans.

     In addition, the OTS can prohibit a proposed capital distribution by any institution, which would otherwise be permitted by the regulation, if the OTS determines that such distribution would constitute an unsafe and unsound practice. As of June 30, 1996, the Bank exceeded all of its minimum capital requirements and had not been notified by the OTS that it is in need of more than normal supervision. Thus, the Bank need only provide the OTS with thirty-days advance notice of any proposed declaration of a dividend to the Holding Company.

     Insurance of Deposit Accounts. The Bank's deposit accounts are insured by the SAIF to a maximum of $100,000 for each insured depositor and by the BIF to a maximum of $100,000 for each insured depositor with respect to the deposits acquired from Montclair Savings Bank and Sovereign Bank.

     Under the FDIC risk-based assessment system for insured depository institutions, the assessment rate depends on the assessment risk classification assigned to the institution by the FDIC, based upon the institution's level of capitalization and the FDIC's judgment of the risk posed by the institution. Institutions are assigned to one of three capital groups - well capitalized, adequately capitalized, or less than adequately capitalized - based on whether they meet defined capital ratios, and to one of three supervisory subgroups within the capital group - healthy, of supervisory concern, or of substantial supervisory concern - based on supervisory evaluations by the institution's primary supervisory authority and such other information as the FDIC determines to be relevant to the institution's financial condition and the risk posed to the deposit insurance fund. The assessment rate for SAIF-insured institutions ranges from 0.23% to 0.31% with an average assessment rate of 0.259%. At the present time, the Bank is assigned an assessment rate of 0.23%.

     In June 1995, the FDIC virtually eliminated assessments for well capitalized BIF members. As a result of that change, approximately 91% of BIF members pay only the minimum assessment for deposit insurance. The FDIC retained the existing assessment rate schedule of 23 to 31 basis points applicable to SAIF member institutions. In announcing the new schedule, the FDIC noted that the premium differential may have adverse consequences for SAIF members, including reduced earnings and an impaired ability to raise funds in the capital markets. In addition, SAIF members, such as the Bank, could be placed at a substantial disadvantage to BIF members with respect to pricing of loans and deposits and the ability to achieve lower operating costs.

     Several alternatives to mitigate the effect of the BIF/SAIF premium disparity have been suggested including, among others, the merger of BIF and SAIF or the assessment of a one-time fee on the deposits held by SAIF members to recapitalize the SAIF fund. Various bank regulators have recently proposed to Congress that a special one-time assessment of between 75-85 basis points be adopted to recapitalize the SAIF fund. This would allow adoption of an ongoing assessment schedule similar to that applicable to BIF members. The proposal also contemplates an eventual merger of the BIF and SAIF into one fund and the elmination of the thrift charter. It cannot be predicted whether this or any other legislation regarding the disparity will be enacted. Any such legislation may have an adverse effect on the operating expenses, provisions for income taxes, and results of operations of the Bank.

     Federal Home Loan Bank System. The Bank is a member of the FHLB System, which consists of 12 regional FHLBs. The FHLB provides a central credit facility primarily for member institutions. The Bank, as a member of the FHLB-New York, is required to acquire and hold shares of capital stock in that FHLB in an amount at least equal to 1% of the aggregate principal amount of its unpaid residential mortgage loans and similar obligations at the beginning of each year, or 1/20 of its advances (borrowings) from the FHLB-New York, whichever is greater. The Bank is in compliance with this requirement, with an investment in FHLB-New York stock at June 30, 1996 of $45.1 million. FIRREA provides that FHLB advances be secured by specified types of collateral and be obtained only for the purpose of providing funds for residential housing finance, and that regulations be adopted establishing standards of community investment and service that must be met by members seeking to receive FHLB advances.

     The Financial Institutions Reform, Recovery and Enforcement Act of 1989 ("FIRREA") requires the FHLB to pay approximately $300 million per year from their annual earnings in order to provide funds for the repayment of bonds sold by the Resolution Funding Corporation ("REFCORP"), the agency created by FIRREA to raise funds to be used for the resolution of insolvent savings institutions. In addition, the FHLBs were required to pay from their reserves and undivided profits approximately $1.8 billion to purchase stock in the REFCORP. The FHLBs are also required under FIRREA to contribute a percentage of their earnings to affordable housing programs. These requirements could reduce the amount of dividends that the FHLBs pay to their members and could also result in the FHLBs imposing a higher rate of interest on advances to their members. For the years ended June 30, 1994, 1995 and 1996, dividends from the FHLB-New York to the Bank amounted to $2.1 million, $1.7 million, and $2.4 million, respectively.

     Should dividends be reduced or interest on future FHLB advances increased, the Bank's net interest income might also be reduced. Furthermore there cannot be any assurance that the impact of the FIRREA on the FHLBs will not also cause a decrease in the value of the FHLB-New York stock held by the Bank.

     Regulation of the Holding Company. The Holding Company is subject to OTS regulations, examinations, supervision, and reporting requirements. In addition, the OTS has enforcement authority over the Holding Company and any non-savings institution subsidiaries established by it. Among other things, this authority permits the OTS to restrict or prohibit activities that are determined to be a serious risk to the subsidiary savings institution.

     The Home Owners' Loan Act ("HOLA") prohibits a savings and loan holding company, directly or indirectly, or through one or more subsidiaries, from (1) acquiring control of, or acquiring by merger or purchase of assets, another savings institution or holding company thereof, without prior written approval of the OTS, (2) acquiring or retaining, with certain exceptions, more than 5% of a non-subsidiary savings institution, a non-subsidiary holding company, or a non-subsidiary company engaged in activities other than those permitted by the HOLA, or (3) acquiring or retaining control of an institution that is not federally insured. In evaluating applications by holding companies to acquire savings institutions, the OTS must consider the financial and managerial resources and future prospects of the company and institution involved, the effect of the acquisition on the risk to the insurance funds, the convenience and needs of the community, and competitive factors.

     As a unitary savings and loan holding company, Collective generally will not be restricted under existing laws as to the types of business activities in which it may engage, provided that the Bank continues to be a QTL. Upon any acquisition by the Holding Company of another SAIF-insured institution, a federal savings bank insured by the BIF, or a state-chartered BIF-insured savings bank meeting the QTL test that is deemed to be a savings institution by OTS, except for a supervisory acquisition, the Company would become a multiple savings and loan holding company (if the acquired institution is held as a separate subsidiary) and would be subject to extensive limitations on the types of business activities in which it could engage. The HOLA limits the activities of a multiple savings and loan holding company and its non-insured institution subsidiaries primarily to activities permissible for bank holding companies under Section 4(c)(8) of the BHC Act, subject to the prior approval of the OTS, and activities in which multiple savings and loan holding companies were authorized by regulation to engage in on March 5, 1987. Such activities include mortgage banking, consumer finance, operation of a trust company, and certain types of securities brokerage. The services and activities in which multiple holding companies were authorized to engage on March 5, 1987 generally correspond to the activities which are permitted for service corporations of federally chartered savings institutions.

     The OTS is prohibited from approving any acquisition that would result in a multiple savings and loan holding company controlling savings institutions in more than one state, subject to two exceptions: (1) the approval of interstate supervisory acquisitions by savings and loan holding companies, and (2) the acquisition of a savings institution in another state if the laws of the state of the target savings institution specifically permit such acquisitions.

Taxation

     Collective and its subsidiary file a consolidated federal income tax return on a fiscal year basis. The provision for income taxes is calculated under the net change method. Under the net change method, the tax effects of changes in tax and book assets and liabilities are computed at current tax rates. The federal statutory rate was 35% for the years ended June 30, 1996, 1995, and 1994.

     Savings institutions which meet certain definitional tests and other conditions prescribed by the Internal Revenue Code are allowed annual deductions for additions to their bad debt reserve. A qualifying institution may elect annually to compute this deduction as a percentage of taxable income before such deduction or based upon actual loss experience. During fiscal 1994, 1995, and 1996 Collective Bank employed the percentage of taxable income method.

     Under the percentage of taxable income method, savings institutions are allowed to deduct eight percent of annual taxable income (adjusted to exclude certain amounts) for annual additions to their bad debt reserve established for federal income tax purposes. This eight percent amount, however, must be reduced (but not below zero) by the amount of the deduction allowed for losses on nonqualifying loans. Furthermore, the bad debt reserve deduction under the percentage of taxable income method is available only to the extent that the total amount accumulated in the bad debt reserve for qualifying real property loans does not exceed six percent of such loans outstanding at year-end. The deduction is further limited to the greater of (1) the amount equal to the addition to the bad debt reserve for losses on qualifying real property loans under the experience method, or (2) the amount which, when added to the addition to the bad debt reserve for losses on nonqualifying loans, equals the amount by which 12% of total deposits or withdrawable accounts at year-end exceeds the sum of surplus, undivided profits, and reserves at the beginning of the year. The amounts of bad debt reserve deductions taken by Collective Bank to date have been substantially below the maximum amounts permitted under the foregoing limitations.

     On August 20, 1996, legislation was enacted repealing Section 593 of the Internal Revenue Code which had permitted the use of the percentage of taxable income bad debt deduction method. Therefore, effective July 1, 1997, Collective will no longer be allowed to use such method. The legislation also provided for recapture of a thrift institution's post-1987 excess bad debt reserves resulting from use of the percentage of taxable income bad debt method. The tax on the excess bad debt reserves is payable over a six-year period commencing with Collective's 1997 fiscal year. A two-year deferral to fiscal 1999 for commencement of the six-year payment period will be available to Collective if it meets a specified residential loan production test. It has not yet been determined whether Collective will meet such test during fiscal 1997. At June 30, 1996, Collective's post-1987 excess tax bad debt reserves amounted to $14.8 million. The legislation will not have a material impact on Collective's financial condition or results of operations because deferred taxes, amounting to $5.5 million, have been provided on such excess reserves.

     Earnings appropriated to bad debt reserves established for income tax purposes cannot be used for any purpose other than to absorb bad debt losses without payment of federal income taxes by the Bank on the amounts so used at the then current tax rate.

     In addition, if such reserves are used to pay dividends or to make other distributions with respect to its stock (such as distributions in redemption of its stock), they would be subject to taxation at the then current corporate tax rates, on an amount approximately one and one-third times the actual amount of any such distribution. Dividends may be paid out of unappropriated retained earnings without the imposition of any tax on the Bank to the extent that the amounts paid as dividends do not exceed earnings and profits as calculated for federal income tax purposes.

     Collective files income tax returns as part of a consolidated group. By filing a consolidated return, the Bank is subject to a Department of the Treasury regulation that requires savings institutions which file income tax returns as part of a consolidated group to reduce proportionately their bad debt deduction for certain tax losses incurred by non-savings and loan members of the consolidated group.

     The most recent completed examination by the IRS of the tax returns of Collective was through the calendar year 1991. There were no changes made to Collective's taxable income as originally reported.

Offices

     Collective's executive offices are located at 716 West White Horse Pike, Cologne, New Jersey 08213. Collective Bank operates 78 branch offices at the locations described below.

     Collective Bank also operates one office through its mortgage banking subsidiary, Collective Mortgage Services, Inc., at the location described below.

Item 2.  Properties

     The  following   table  lists  certain   information   concerning  each  of
Collective's office locations and other properties as of June 30, 1996.

                                                             Net Carrying Value             Lease
                                                              of Real Property              Expiration
                                                ----------------------------------------------------------
Office Location                                       Owned                Leased
                                                -----------------     -----------------

Main office
150-158 Philadelphia Avenue
Egg Harbor, New Jersey 08215...................        $  289,792

200 Philadelphia Avenue
Egg Harbor, New Jersey 08215...................                 -                     -                  -

223 Philadelphia Avenue
Egg Harbor, New Jersey 08215...................           170,702

Hamilton Industrial Park
1800 Atlantic Avenue
Mays Landing, New Jersey 08330.................         5,374,761

716 W. White Horse Pike
Cologne, New Jersey 08213......................         1,045,497

Hamilton Pl., Unit 5
5270 Oakwood Blvd.
Mays Landing, New Jersey 08330.................                                 $13,088           12/31/98

402 Hamberg Avenue
Egg Harbor, New Jersey 08215...................                                   3,402            4/30/98

Route 34 and Lloyd Road
Aberdeen, New Jersey 07747.....................           553,146

221 New Jersey Avenue
Absecon, New Jersey 08201......................         1,224,508

151 New Jersey Avenue
Absecon, New Jersey 08201......................           131,045

134 New Jersey Avenue
Absecon, New Jersey 08201......................                                   3,489            8/31/96 (1)



                                                          Net Carrying Value                Lease
                                                           of Real Property                 Expiration
                                                ----------------------------------------------------------
Office Location                                       Owned                Leased
                                                -----------------     -----------------
Ventnor and LaClede Place
Atlantic City, New Jersey 08401................        $  362,378

1125 Atlantic Avenue
Atlantic City, New Jersey 08401................                               $  63,418            4/30/97

2815 Beach Haven Blvd.
Beach Haven, New Jersey 08008..................           330,913

Beckett Village, Logan Township
Beckett, New Jersey 08085......................                                   3,790            2/28/99

321 Franklin Avenue
Belleville, New Jersey 07109...................           227,327

Berlin Shopping Center
340 S. White Horse Pike
Berlin, New Jersey 08009.......................           388,105

324 Broad Street
Bloomfield, New Jersey 07003...................           477,645

44 Main Street
Bloomingdale, New Jersey 07403.................           542,127

321 West Main Street
Boonton, New Jersey 07005......................                                  27,627            6/30/98

545 Brick Boulevard
Bricktown, New Jersey 08723....................           903,042

32nd & Revere Road
Brigantine, New Jersey 08203...................           566,222

130 Main Street
Butler, New Jersey 07405.......................           161,507

1400 Route 23
Butler, New Jersey 07405.......................           356,703

Cardiff Circle Shopping Center
Blackhorse Pike & Washington Ave.
Cardiff, New Jersey 08232......................                                 198,848            4/30/03

508 Pompton Avenue
Cedar Grove, New Jersey 07009..................            79,657

                                                          Net Carrying Value                Lease
                                                           of Real Property                 Expiration
                                                ----------------------------------------------------------
Office Location                                       Owned                Leased
                                                -----------------     -----------------
1 Ellisburg Circle
Cherry Hill, New Jersey 08034..................                                $ 16,616            7/11/96 (2)

Route 130 South & Cinnaminson Avenue
Cinnaminson, New Jersey 08077..................                                  78,633            9/30/03

6 Bloomfield Avenue
Denville, New Jersey 07834.....................          $714,528

405 North Avenue
Dunellen, New Jersey 08812.....................           403,207

Route 18 & West Ferris Street
East Brunswick, New Jersey 08816...............           533,308

315 Route 35, Plaza 35 Center
Eatontown, New Jersey 07724....................                                  33,857            9/30/98

Oakwood Plaza, 159 Wood Avenue
Edison, New Jersey 08812.......................                                  43,443           12/31/98

Barkalow Avenue and Route 9
Freehold, New Jersey 07728.....................           787,292

227 Ridgewood Avenue
Glen Ridge, New Jersey 07028...................           246,902

726 Bloomfield Avenue
Glen Ridge, New Jersey 07028...................           786,300

Broadway & Monmouth Streets
Gloucester, New Jersey 08030...................            93,007

Routes 30 and 206
Hammonton, New Jersey 08037....................           407,186

209 Bellevue Avenue
Hammonton, New Jersey 08037....................           945,633

335 Harrison Avenue
Harrison, New Jersey 07029.....................           246,081

301 Raritan Avenue
Highland Park, New Jersey 08904................           289,278

Bergen Avenue & Montgomery Street
Jersey City, New Jersey 07306..................           347,678

                                                          Net Carrying Value                Lease
                                                           of Real Property                 Expiration
                                                ----------------------------------------------------------
Office Location                                       Owned                Leased
                                                -----------------     -----------------

Hudson Mall, Hwy. 440
Jersey City, New Jersey 07304..................                              $    6,936            2/28/00

504 Route 9
Lanoka Harbor, New Jersey 08731...............         $  251,753

Central Square
609 New Road
Linwood, New Jersey 08221......................                                   4,347            6/30/97

609 East Bay Avenue
Manahawkin, New Jersey 08731...................                                  13,962            1/31/97

324 Route 72 West
Manahawkin, New Jersey 08731...................         1,250,954

Broadway and Monmouth Streets
Mantua, New Jersey 08051.......................           216,491

7903 Ventnor Avenue
Margate, New Jersey 08402......................           294,963

906 Marlton Pike (Route 70)
Marlton, New Jersey 08053......................                                  23,115            4/10/97

Plaza 9 Shopping Center
Route 9
Marmora, New Jersey 08223......................                                   3,983            6/30/98

525 Cape May Avenue
Mays Landing, New Jersey 08330.................            91,871

2nd Street & Cape May Avenue
Mays Landing, New Jersey 08330.................            22,952

28-30 South Main Street
Medford, New Jersey 08055......................           159,711

690 Stokes Road
Medford Lakes, New Jersey 08055................           260,980

3745 Quaker Bridge Road
Mercerville, New Jersey 08619..................           537,152

Midland & Claremont Avenue
Montclair,  New Jersey 07974...................            55,059

                                                          Net Carrying Value                Lease
                                                           of Real Property                 Expiration
                                                ----------------------------------------------------------
Office Location                                       Owned                Leased
                                                -----------------     -----------------

441 Bloomfield Avenue
Montclair,  New Jersey 07974...................        $  100,084

66 Park Street
Montclair,  New Jersey 07974...................                                       -            9/30/96

193 Change Bridge Road
Montville, New Jersey 07045....................                               $   2,545            3/31/99

1 Park Drive
Mount Holly, New Jersey 08060..................            81,522

Mathistown & Radio Roads
Mystic Island, New Jersey 08087................           694,530

8 Jacobstown Road
New Egypt, New Jersey 08533....................           477,132

Village Shopping Center
New Providence, New Jersey 07974...............                                   1,887           12/31/00

3305 Bayshore Road
Breakwater Plaza
North Cape May, New Jersey 08204...............                                  12,125             8/1/96 (2)

3852 Bayshore Road
North Cape May, New Jersey 08204...............           179,055

26th & Delaware Avenue
North Wildwood, New Jersey 08260...............                                  19,645             7/1/96 (2)

Tilton Road and Cresson Avenue
Northfield, New Jersey 08225...................                                  68,473            8/25/11

661 Asbury Avenue
Ocean City, New Jersey 08226...................           287,669

34th & Simpson Avenue
Ocean City, New Jersey 08226...................           266,915

Route 35 & West Park Avenue
Ocean Township, New Jersey 07712...............                                   1,340            3/31/98

6725 Black Horse Pike
Pleasantville, New Jersey 08232................                                 211,073            1/15/02

                                                          Net Carrying Value                Lease
                                                           of Real Property                 Expiration
                                                ----------------------------------------------------------
Office Location                                       Owned                Leased
                                                -----------------     -----------------

1515 Wildwood Boulevard
Rio Grande, New Jersey 08242...................        $  509,034

600 Broad Street
Riverton, New Jersey                                                          $   3,784            8/31/97

Rockaway Townsquare Mall
Rockaway, New Jersey 07866.....................                                  12,824           12/31/03

156 Eagle Rock Avenue
Roseland, New Jersey 07068.....................           432,116

Bethel Road & Route 9
Somers Point, New Jersey 08244.................           465,044

8 South Orange Avenue
South Orange, New Jersey 07079.................           650,157

916 Fischer Blvd.
Toms River, New Jersey 08753...................                                  21,060            8/31/99

864 Route 37 West
Store #12 & Pad Site
Toms River, New Jersey 08753...................                                 498,917            4/30/97

3144 South Broad Street
Mercer, New Jersey 08610.......................           291,937

560 Valley Road
Upper Montclair, New Jersey 07043..............            51,555

5301 Wellington Avenue
Ventnor, New Jersey 08406......................           166,704

7319 Ventnor Avenue
Ventnor, New Jersey 08406......................           338,841

975 North Main Road & Oak Road
Vineland, New Jersey 08360.....................           440,552

2802 Delsea Drive & Sherman Avenue
Vineland, New Jersey 08360.....................           403,311

Kings Highway and Mantua Grove Road
West Deptford, New Jersey 08086................           149,764

                                                          Net Carrying Value                Lease
                                                           of Real Property                 Expiration
                                                ----------------------------------------------------------
Office Location                                       Owned                Leased
                                                -----------------     -----------------

421 Crystal Lake Road
Westmont, New Jersey 08108.....................                               $  10,926            4/30/00

2201 Silverside Road
Wilmington, Delaware 19810.....................                                  49,724            9/30/97

Stoney Batter Office Center
5301 Limestone Road
Wilmington, Delaware 19808.....................                                       -           10/31/97

22 North Broad Street
Woodbury, New Jersey 08016.....................        $  559,308

157 North Broad Street
Woodbury, New Jersey 08016.....................                                       -            9/30/98

(1) Collective Bank abandoned this office location when the lease agreement expired on August 31, 1996.

(2) Renewal of lease agreement is pending; current agreement is being extended on a month by month basis.



Data Processing Equipment

     During 1996 data processing services were performed by Collective Bank's data processing center under a facilities management arrangement with Alltel, Inc. At June 30, 1996, the net book value of data processing equipment was $6.3 million.


Item 3.  Legal Proceedings

     There are no material pending legal proceedings to which Collective or its subsidiary is a party or to which any of their property is subject.


Item 4.  Submission of Matters to a Vote of Security Holders

     None

                                     Part II

     The information required by Items 5, 6, 7, and 8 is included in Collective's 1996 Annual Report to stockholders which is incorporated herein by reference.


                                                                                                           Annual
                                                                                                           Report
                                                                                                            Page
                                                                                                    ---------------------


Item   5.    Market for Registrant's Common Equity and Related                                       1, 52 and
             Stockholder Matters...............................................                      Inside Back Cover

             There were  1,391  common  stockholders  of record as of August 31, 1996.


Item   6.    Selected Financial Data...........................................                      51

Item   7.    Management's Discussion and Analysis of Financial
             Condition and Results of Operations...............................                      18


Item   8.    Financial Statements and Supplementary Data.......................                      24 - 49


Item   9.    Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

             None



                                    PART III

Item 10.  Directors and Executive Officers of the Registrant

     See the Proxy Statement of Collective dated September 18, 1996, "Information with Respect to Nominees, Continuing Directors and Named Executive Officers" and "Meetings and Committees of the Board of Directors", pages 4-6, which sections are incorporated herein by reference.

     The principal occupation of each executive officer who is not a director of Collective for the last five years is set forth below:

     Scott T. Page, Senior Executive Vice President - Secretary, joined Collective in 1983. From July 1988 to June 1991, he served as Senior Vice President and Secretary of Collective. In June 1991, he was named Executive Vice President and Secretary, and in September 1992 he was promoted to Senior Executive Vice President and Secretary.

     Bernard H. Berkman, Executive Vice President and Chief Accounting Officer joined Collective in 1990. Prior to 1990, Mr. Berkman was a partner in the accounting firm of Deloitte & Touche LLP, specializing in Thrift industry and SEC matters.


Item 11.  Executive Compensation

     See the Proxy Statement of Collective dated September 18, 1996, "Executive Compensation", page 7, which section is incorporated herein by reference.


Item 12.  Security Ownership of Certain Beneficial Owners and Management

(a)      Security Ownership of Certain Beneficial Owners

                        See the Proxy Statement of Collective dated September
                  18, 1996,  "Principal Holders of Common Stock",  page 3, which section is incorporated herein by reference.

(b)      Security Ownership of Management

                        See  the  Proxy  Statement  of  Collective   dated
                  September  18, 1996,  "Election of  Directors",  page 4, which section is incorporated herein by reference.


(c)      Changes in Control

                        None


Item 13. Certain Relationships and Related Transactions

     See  the  Proxy   Statement  of  Collective   dated   September  18,  1996,
"Transactions  with  Certain  Related  Persons",   page  12,  which  section  is
incorporated herein by reference.

                                     Part IV

Item 14.  Exhibits, Financial Statement Schedules, and Reports on Form 8-K

(a)1. Financial Statements

        The following information is included in Collective's 1996 Annual Report to stockholders, portions of which are incorporated herein by reference:

               Statements of Consolidated Financial Condition at June 30, 1996 and 1995

               Statements of Consolidated Operations for the years ended June 30, 1996, 1995, and 1994

               Statements of Consolidated Stockholders' Equity for the years ended June 30, 1996, 1995, and 1994

               Statements of Consolidated Cash Flows for the years ended June 30, 1996, 1995, and 1994

               Notes to Consolidated Financial Statements

               Independent Auditors' Report

   2. Financial Statement Schedules

               Schedule II - Valuation and Qualifying Accounts for the years ended June 30, 1996, 1995, and 1994

               All other financial statement schedules are omitted because of the absence of the conditions under which they are required or because the required information is set forth in the consolidated financial statements or notes thereto.

   3. Exhibits

    (2) Agreement and Plan of Merger by and between Collective Bancorp, Inc., CBAC Corp. and Continental Bancorporation dated as of the 21st day of May 1996, which is incorporated herein by reference to Exhibit 7.2 of Schedule 13D as filed with the Securities and Exchange Commission on June 12, 1996.

    (3) (i) Certificate of incorporation, as amended through October 25, 1993 - See Exhibit (3)(i) to Annual Report on Form 10-K for the year ended June 30, 1994, which is incorporated herein by reference.

        (ii)        By-Laws, as amended January 20, 1995.

   (10)             Material Contracts

       (iii)(A)(1)  Executive Compensation Program, incorporated by reference to
                    Exhibit 10.1 to the Form S-4 as filed with the Securities and Exchange Commission on June 22, 1988.

       (iii)(A)(2) Employment agreement, Thomas H. Hamilton, dated December 20, 1993, incorporated by reference to the above-referenced Form 10-K for the year ended June 30, 1994.

       (iii)(A)(3) Employment agreement, Thomas H. Hamilton, dated December 20, 1993, incorporated by reference to the above-referenced Form 10-K for the year ended June 30, 1994.

       (iii)(A)(4) Termination agreement, Edward J. McColgan, dated December 14, 1993, incorporated by reference to the above-referenced Form 10-K for the year ended June 30, 1994.

       (iii)(A)(5) Termination agreement, Arthur L. Foster, dated December 14, 1993, incorporated by reference to the above-referenced Form 10-K for the year ended June 30, 1994.

       (iii)(A)(6) Termination agreement, Richard J. Ims, dated December 14, 1993, incorporated by reference to the above-referenced Form 10-K for the year ended June 30, 1994.

       (iii)(A)(7) Termination agreement, Albert A. Kuehner, dated December 14, 1992, incorporated by reference to the above-referenced Form 10-K for the year ended June 30, 1994.

       (iii)(A)(8) Termination agreement, Harry G. Miller, incorporated by reference to the above-referenced Form S-4.

       (iii)(A)(9) Termination agreement, Scott T. Page, dated December 14, 1993, incorporated by reference to the above-referenced Form 10-K for the year ended June 30, 1994.

       (iii)(A)(10) Termination  agreement,  Bernard H. Berkman, dated  December
                    14, 1993, incorporated by reference to the above-referenced Form 10-K for the year ended June 30, 1994.

       (iii)(A)(11) Termination  agreement, Robert D. Pierson, dated December
                    14, 1993, incorporated by reference to the above-referenced Form 10-K for the year ended June 30, 1994.

       (iii)(A)(12) Termination agreement, John Palmer, dated December 14, 1993, incorporated by reference to the above-referenced Form 10-K for the year ended June 30, 1994.

       (iii)(A)(13) Collective Federal Stock Option Plan, incorporated by reference to the above-referenced Form S-4.

       (iii)(A)(14) Collective Bancorp, Inc. Restricted Stock Plan dated August
                    17, 1992. See Appendix A of Proxy Statement dated September 18, 1992, which is incorporated herein by reference.

       (iii)(A)(15) 1993  Non-Employee  Directors' and Qualified Consultant's
                    Restricted Stock Award Plan. See Appendix A of Proxy Statement dated September 26, 1994 (Exhibit 22 to Form 10-K for the year ended June 30, 1994) which is incorporated herein by reference.

   (11)             Computation of Earnings Per Share

   (13)             1996 Annual Report to stockholders

                         Such report, except for those portions thereof which
                    are expressly incorporated by reference in this filing, is furnished for the information of the Securities and Exchange Commission and is not to be deemed "filed" as part of this filing.

   (21)             Subsidiaries of Collective Bancorp, Inc.

   (22)             Proxy Statement dated September 18, 1996

   (23)             Consents of Independent Auditors

   (27)             Financial Data Schedule

(b)   Reports on Form 8-K

           None

                     Collective Bancorp, Inc. and Subsidiary

                        Financial Statement Schedules and

                          Independent Auditors' Reports



                                TABLE OF CONTENTS





Schedule II - Valuation and Qualifying Accounts................ 42

Independent  Auditors' Reports................................. 43 and 44

                                                                     SCHEDULE II

                     COLLECTIVE BANCORP, INC. AND SUBSIDIARY
                        VALUATION AND QUALIFYING ACCOUNTS
                FOR THE YEARS ENDED JUNE 30, 1996, 1995, AND 1994
                             (Amounts in thousands)

                                        Col.B                Col. C - Additions                  Col.D              Col.E
                                    --------------   -----------------------------------   ------------------    -------------
                                                          (1)               (2)
                                     Balance at       Charged to         Charged to                               Balance at
                                      Beginning        Costs and       Other Accounts         Deductions            End of
         Uncollected Interest         of Period        Expenses          (Describe)           (Describe)            Period
       --------------------------   --------------   --------------  -------------------   ------------------    -------------

       1996..................           $ 655            $ 553               -                   $ 534              $ 674
                                                                                               (Interest
                                                                                              write-off)

       1995..................           $ 600            $ 449               -                   $ 394              $ 655
                                                                                               (Interest
                                                                                              write-off)

       1994..................           $ 850            $ 282               -                   $ 532              $ 600
                                                                                               (Interest
                                                                                              write-off)

                                                          (1)               (2)
                                     Balance at       Charged to         Charged to                               Balance at
              Reserve for             Beginning        Costs and       Other Accounts         Deductions            End of
              Loan Losses             of Period        Expenses          (Describe)           (Describe)            Period
       --------------------------   --------------   --------------  -------------------   ------------------    -------------

       1996..................          $14,126          $ 2,035              -                  $ 3,270            $12,891
                                                                                            (Charge-offs &
                                                                                           adjustments, net)

       1995..................          $18,006           $ 240               -                  $ 4,120            $14,126
                                                                                            (Charge-offs &
                                                                                           adjustments, net)

       1994..................          $22,291          $ 2,352              -                  $ 6,637            $18,006
                                                                                            (Charge-offs &
                                                                                           adjustments, net)

              Reserve for                                 (1)               (2)
         Real Estate Acquired        Balance at       Charged to         Charged to                               Balance at
           in Settlement of           Beginning        Costs and       Other Accounts         Deductions            End of
                 Loans                of Period        Expenses          (Describe)           (Describe)            Period
       --------------------------   --------------   --------------  -------------------   ------------------    -------------

       1996.................           $  694           $  278               -                   $ 280             $  692
                                                                                            (Charge-offs &
                                                                                           adjustments, net)

       1995.................           $ 1,164          $  230               -                   $ 700             $  694
                                                                                            (Charge-offs &
                                                                                           adjustments, net)

       1994.................           $ 3,344          $ 1,127              -                  $ 3,307            $ 1,164
                                                                                            (Charge-offs &
                                                                                           adjustments, net)

     On July 1, 1994, Collective adopted the provisions of SFAS 114. Reserves for loan losses and for real estate acquired in settlement of loans data for fiscal 1994 has been restated to conform with the 1995 and 1996 presentations.

INDEPENDENT AUDITORS' REPORT


The Board of Directors of Collective Bancorp, Inc.:


Under date of July 31, 1996, we reported on the statement of consolidated financial condition of Collective Bancorp, Inc. as of June 30, 1996 and the related statements of consolidated operations, stockholders' equity, and cash flows for the year then ended as contained in the 1996 annual report to stockholders. These consolidated financial statements and our report thereon are incorporated by reference in the annual report on Form 10-K for the year 1996. In connection with our audit of the aforementioned consolidated financial statements, we also audited the related consolidated financial statement schedule as listed in the accompanying table of contents. The financial statement schedule is the responsibility of the Company's management. Our responsibility is to express an opinion on this financial statement schedule based on our audit.

In our opinion, such financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, present fairly, in all material respects, the information set forth therein.






KPMG PEAT MARWICK LLP


Short Hills, New Jersey
July 31, 1996

INDEPENDENT AUDITORS' REPORT


The Stockholders and Board of Directors of Collective Bancorp, Inc.:


We have audited the statement of consolidated financial condition of Collective Bancorp, Inc. and subsidiary as of June 30, 1995 and the related statements of consolidated operations, stockholders' equity and cash flows for each of the two years in the period ended June 30, 1995 as contained in the 1996 annual report to stockholders before the restatement of the statements of consolidated cash flows to reflect the retroactive reclassification of various amounts as investing activities which were previously classified as operating activities for the year ended June 30, 1995 and 1994 (not included herein). Our audits also included the financial statement schedules listed in the Index at Item 14(a)2 for each of the two years in the period ended June 30, 1995. These financial statements and the financial statement schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on the financial statements and financial statement schedules based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of Collective Bancorp, Inc. and subsidiary at June 30, 1995, and the results of their operations and their cash flows befor the restatement as described in the first paragraph for each of the two years in the period ended June 30, 1995 in conformity with generally accepted accounting principles. Also, in our opinion, such financial statement schedules, when considered in relation to the basic consolidated financial statements taken as a whole, present fairly in all material respects the information set forth therein.

Effective July 1, 1994, Collective Bancorp, Inc. changed its method of accounting for impairment of loans and for investments in certain debt and equity securities, to conform with Statements of Financial Accounting Standards No. 114, 115, and 118.



DELOITTE & TOUCHE LLP


Parsippany, New Jersey
August 25, 1995

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

      COLLECTIVE BANCORP, INC.

         THOMAS H. HAMILTON
- --------------------------------------
         Thomas H. Hamilton                                                                    September 27, 1996
         President, Chairman & Chief Executive Officer


         EDWARD J. MCCOLGAN
- --------------------------------------
         Edward J. McColgan                                                                    September 27, 1996
         Vice Chairman & Chief Financial Officer


         BERNARD H. BERKMAN
- --------------------------------------
         Bernard H. Berkman                                                                    September 27, 1996
         Executive Vice President & Chief Accounting Officer

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated:

              Signature                                 Title                                         Date

         THOMAS H. HAMILTON
- --------------------------------------
         Thomas H. Hamilton               Director, President, Chairman &                      September 27, 1996
                                           Chief Executive Officer

- --------------------------------------
           Wesley J. Bahr                 Director                                             September 27, 1996


- --------------------------------------
          George W. French                Director                                             September 27, 1996


- --------------------------------------
            Miles Lerman                  Director                                             September 27, 1996


- --------------------------------------
        David S. MacAllaster              Director                                             September 27, 1996

         EDWARD J. MCCOLGAN
- --------------------------------------
         Edward J. McColgan               Director, Vice Chairman &                            September 27, 1996
                                           Chief Financial Officer
          WILLIAM R. MILLER
- --------------------------------------
          William R. Miller               Director                                             September 27, 1996

      ROBERT F. MUTSCHLER, JR.
- --------------------------------------
      Robert F. Mutschler, Jr.            Director                                             September 27, 1996

          HERMAN O. WUNSCH
- --------------------------------------
          Herman O. Wunsch                Director                                             September 27, 1996