Form 10-K/A
period 1996-06-30
COLLECTIVE BANCORP INC
filed 1996-10-01
CIK 835345

================================================================================
--------------------------------------------------------------------------------

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-K/A
(Mark One)
[X]             ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

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

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K/A or any amendment to this Form 10-K/A. [X]

     The aggregate market value of the voting stock held by non-affiliates of the registrant was $536,059,755 as of August 31, 1996.

     The number of shares outstanding of common stock, par value $.01 per share, was 20,421,324 shares as of August 31, 1996.

                       DOCUMENTS INCORPORATED BY REFERENCE

     Proxy Statement dated September 18, 1996 - Parts I, III and IV

     1996 Annual Report to Stockholders  for the fiscal year ended June 30, 1996
- Parts I, II and IV

--------------------------------------------------------------------------------
================================================================================

                                      Index

Signatures

Exhibit (23)

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

      COLLECTIVE BANCORP, INC.

         THOMAS H. HAMILTON
--------------------------------------
         Thomas H. Hamilton                                                                    September 27, 1996
         President, Chairman & Chief Executive Officer


         EDWARD J. MCCOLGAN
--------------------------------------
         Edward J. McColgan                                                                    September 27, 1996
         Vice Chairman & Chief Financial Officer


         BERNARD H. BERKMAN
--------------------------------------
         Bernard H. Berkman                                                                    September 27, 1996
         Executive Vice President & Chief Accounting Officer

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated:

              Signature                                 Title                                         Date

         THOMAS H. HAMILTON
--------------------------------------
         Thomas H. Hamilton               Director, President, Chairman &                      September 27, 1996
                                           Chief Executive Officer

           WESLEY J. BAHR

--------------------------------------
           Wesley J. Bahr                 Director                                             September 27, 1996


          GEORGE W. FRENCH

--------------------------------------
          George W. French                Director                                             September 27, 1996


--------------------------------------
            Miles Lerman                  Director                                             September 27, 1996


--------------------------------------
        David S. MacAllaster              Director                                             September 27, 1996

         EDWARD J. MCCOLGAN
--------------------------------------
         Edward J. McColgan               Director, Vice Chairman &                            September 27, 1996
                                           Chief Financial Officer
          WILLIAM R. MILLER
--------------------------------------
          William R. Miller               Director                                             September 27, 1996

      ROBERT F. MUTSCHLER, JR.
--------------------------------------
      Robert F. Mutschler, Jr.            Director                                             September 27, 1996

          HERMAN O. WUNSCH
--------------------------------------
          Herman O. Wunsch                Director                                             September 27, 1996

                                       45