Form 10-K/A
period 1996-06-30
COLLECTIVE BANCORP INC
filed 1996-10-07
CIK 835345

================================================================================
--------------------------------------------------------------------------------

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                          FORM 10-K/A - AMENDMENT NO. 1
(Mark One)
[X]             ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

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

Page 39 of the Form 10-K of Collective Bancorp, Inc. for the fiscal year ended June 30, 1996 is hereby amended to indicate that Exhibit (3)(ii) is incorporated by reference to the Form 10-K for the year ended June 30, 1995.

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

    (3) (i) Certificate of incorporation, as amended through October 25, 1993 -

        (ii) By-Laws, as amended January 20, 1995 - See Exhibit (3)(ii) to Annual Report on Form 10-K for the year ended June 30, 1995, which is incorporated herein by reference.

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

      COLLECTIVE BANCORP, INC.


         BERNARD H. BERKMAN
--------------------------------------
         Bernard H. Berkman                                                                    October 7, 1996
         Executive Vice President & Chief Accounting Officer