Form 10-Q
period 1996-09-30
COLLECTIVE BANCORP INC
filed 1996-11-15
CIK 835345

--------------------------------------------------------------------------------

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q
(Mark One)
[ X ]          QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended September 30, 1996

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

     Common stock, par value $.01 per share, 20,421,524 shares outstanding as of September 30, 1996.

================================================================================

PART I
Item I
                    COLLECTIVE BANCORP, INC. AND SUBSIDIARY
                 STATEMENTS OF CONSOLIDATED FINANCIAL CONDITION

                                                                         September 30                June 30
                                                                            1996                       1996
                                                                        --------------             --------------
ASSETS                                                                       (Dollar amounts in thousands)
     Cash                                                                  $   79,237                 $   65,084
     Federal funds sold                                                         3,647                      3,646
                                                                        --------------             --------------
                 Total cash and cash equivalents                               82,884                     68,730

     Loans held for sale, at amortized cost, market
          value of $2,996 and $5,231                                            2,957                      5,186
     Securities available for sale, at market value                          162,367                    162,284
     Investment securities, at amortized cost, market
          value of $283,878 and $271,650                                      287,059                    276,171
     Loans receivable, net                                                  2,704,156                  2,548,150
     Mortgage-backed securities, at amortized cost,
          market value of $1,834,870 and $1,896,831                         1,903,685                  1,973,642
     Real estate acquired in settlement of loans, net                           4,350                      5,427
     Land, office buildings and equipment, net                                 39,019                     39,239
     Other assets                                                              42,747                     42,335
     Core deposit premium                                                       7,640                      8,191
     Goodwill                                                                  15,619                     16,116
                                                                        --------------             --------------
                 Total assets                                              $5,252,483                 $5,145,471
                                                                        ==============             ==============

LIABILITIES AND STOCKHOLDERS' EQUITY
     Deposits:
        Demand deposits, non-interest bearing                              $  103,161                $   95,792
        Demand deposits, interest bearing                                     528,375                    508,295
        Savings and investment accounts                                       845,587                    845,199
        Savings certificates                                                1,865,733                  1,805,101
                                                                        --------------             --------------
                 Total deposits                                             3,342,856                  3,254,387

     Borrowed funds                                                         1,475,231                  1,473,448
     Advance payments by borrowers for
        taxes and insurance                                                    24,360                     26,852
     Other liabilities                                                         45,987                     26,480
                                                                        --------------             --------------
                 Total liabilities                                          4,888,434                  4,781,167
                                                                        --------------             --------------

     Stockholders' Equity:
        Common stock, par value $.01 per share;  authorized - 37,000,000 shares;
            issued - 20,421,524  shares in September 1996 and 20,418,641  shares in June 1996; outstanding - 20,372,024 shares in September
            1996 and 20,374,141 shares in June 1996                               204                        204
        Preferred stock, par value $.01 per share;
            authorized - 2,500,000 shares; none
            outstanding                                                             -                          -
        Additional paid-in capital                                             59,768                     59,699
        Treasury stock, at cost; 49,500 shares in September 1996
            and 44,500 shares in June 1996                                     (1,230)                    (1,093)
        ESOP debt                                                              (5,546)                    (5,816)
        Unrealized appreciation on available for sale securities,
            net of tax                                                          1,348                      1,090
        Retained earnings, substantially restricted                           309,505                    310,220
                                                                        --------------             --------------
                 Total stockholders' equity                                   364,049                    364,304
                                                                        --------------             --------------
                 Total liabilities and stockholders' equity                $5,252,483                 $5,145,471
                                                                        ==============             ==============

                     COLLECTIVE BANCORP, INC. AND SUBSIDIARY
                      STATEMENTS OF CONSOLIDATED OPERATIONS

                                                                                        Three Months Ended
                                                                                           September 30
                                                                                     1996               1995
                                                                                 -------------      --------------
                                                                        (Dollar amounts in thousands except per share data)
INTEREST INCOME:
      Interest on mortgage loans                                                      $47,369             $42,873
      Interest on other loans                                                           3,617               4,143
      Interest on mortgage-backed securities                                           33,607              36,165
      Interest and dividends on investments                                             6,204               5,687
                                                                                 -------------      --------------
             Total interest and dividend income                                        90,797              88,868
                                                                                 -------------      --------------

INTEREST EXPENSE:
      Interest on deposits                                                             34,117              33,279
      Interest on Federal Home Loan Bank
          advances and other borrowed funds                                            19,803              21,884
                                                                                 -------------      --------------
             Total interest expense                                                    53,920              55,163
                                                                                 -------------      --------------

NET INTEREST INCOME BEFORE PROVISION FOR LOAN LOSSES                                   36,877              33,705
PROVISION FOR LOAN LOSSES                                                                 715                 286
                                                                                 -------------      --------------
NET INTEREST INCOME AFTER PROVISION FOR LOAN LOSSES                                    36,162              33,419
                                                                                 -------------      --------------

OTHER INCOME:
      Loan servicing                                                                    1,006                 950
      Gain on sale of loans and securities                                                 32                 634
      Financial service fees and other income                                           3,068               2,465
                                                                                 -------------      --------------
             Total other income                                                         4,106               4,049
                                                                                 -------------      --------------
      Total income before other expense                                                40,268              37,468
                                                                                 -------------      --------------

OTHER EXPENSE:
      Compensation and employee benefits                                                7,034               6,979
      Occupancy expense                                                                 2,636               2,679
      Advertising                                                                         325                 255
      Deposit insurance                                                                 1,491               1,424
      SAIF recapitalization assessment                                                 16,653                      -
      Computer services                                                                 1,019               1,242
      Loan expense                                                                        776                 715
      Real estate operations                                                               81                 (24)
      Amortization of intangibles                                                       1,048               1,205
      Other expenses                                                                    2,777               2,477
                                                                                 -------------      --------------
             Total other expense                                                       33,840              16,952
                                                                                 -------------      --------------

INCOME BEFORE INCOME TAXES                                                              6,428              20,516
INCOME TAXES                                                                            2,050               7,319
                                                                                 -------------      --------------
NET INCOME                                                                             $4,378             $13,197
                                                                                 =============      ==============

PER SHARE DATA:
      Primary and fully diluted net income per share                                    $0.21               $0.65
      Dividends per common share                                                        $0.25               $0.20
      Average primary shares outstanding                                           20,432,072          20,430,540
      Average fully diluted shares outstanding                                     20,451,149          20,444,438

                     COLLECTIVE BANCORP, INC. AND SUBSIDIARY
                      STATEMENTS OF CONSOLIDATED CASH FLOWS

                                                                             Three Months Ended
                                                                                September 30
                                                                        -----------------------------
                                                                           1996              1995
                                                                        ------------     ------------
                                                                         (Dollar amounts in thousands)
OPERATING ACTIVITIES:
Interest received                                                        $   89,337       $   86,222
Interest paid                                                               (53,171)         (54,846)
Operating expenses                                                          (18,144)         (15,004)
Sales of trading securities                                                       -           13,328
Loan fees                                                                     1,262            1,457
Other income received                                                         4,106            4,250
Income taxes paid                                                            (1,126)               -
                                                                        ------------     ------------
Net cash provided by operating activities                                    22,264           35,407
                                                                        ------------     ------------

INVESTING ACTIVITIES:
Loan originations                                                          (268,876)        (133,255)
Purchases of loans                                                             (500)         (13,874)
Purchases of mortgage-backed securities                                          (2)               -
Repayment of loan principal                                                 110,285           87,259
Repayment of mortgage-backed security principal                              70,701           43,035
Sales of loans held for sale                                                 13,139           33,866
Purchases of investment securities                                          (16,974)         (22,030)
Purchases of mortgage-backed securities available for sale                  (10,031)         (30,333)
Sales of mortgage-backed securities available for sale                        7,017           28,890
Repayment of principal on mortgage-backed securities available for sale       4,109            4,598
Maturities of investment securities                                           5,323           80,149
Net decrease in real estate owned                                             1,077            1,261
Net change in loans maturing in 3 months or less                             (7,500)         (15,000)
Other investing, net                                                          1,770          (12,881)
                                                                        ------------     ------------
Net cash (used for) provided by investing activities                        (90,462)          51,685
                                                                        ------------     ------------

FINANCING ACTIVITIES:
Net change in deposits                                                       88,469          (92,242)
Net change in Federal Home Loan Bank advances                                     -         (395,000)
Net change in other borrowed funds                                            1,783          397,657
Net decrease in advance payments by borrowers
   for taxes and insurance                                                   (2,492)          (2,694)
Dividends paid                                                               (5,105)          (4,073)
Other financing, net                                                           (303)          (2,257)
                                                                        ------------     ------------
Net cash provided by (used for) financing activities                         82,352          (98,609)
                                                                        ------------     ------------
Net increase (decrease) in cash and cash equivalents                         14,154          (11,517)
Cash and cash equivalents, beginning of period                               68,730           69,973
                                                                        ------------     ------------
Cash and cash equivalents, end of period                                 $   82,884       $   58,456
                                                                        ============     ============

RECONCILIATION OF NET INCOME TO NET CASH PROVIDED
BY OPERATING ACTIVITIES:
Net income                                                                $   4,378       $   13,197
Net change in trading securities                                                  -           13,328
Amortization and accretion of deferred charges and credits, net                (273)            (511)
Amortization of intangibles                                                   1,048            1,205
Accrued income and expense                                                   20,049            8,343
Deferred income and expense                                                  (5,069)          (1,853)
Provision for loan and real estate owned losses                                 671              271
Depreciation and amortization                                                 1,191            1,158
ESOP debt repayment                                                             269              269
                                                                        ------------     ------------
Net cash provided by operations                                          $   22,264       $   35,407
                                                                        ============     ============

     Note: Certain reclassifications have been made to the Statement of Consolidated Cash Flows for the three months ended September 30, 1995 to conform to the 1996 presentation.

                     COLLECTIVE BANCORP, INC. AND SUBSIDIARY
                 STATEMENTS OF CONSOLIDATED STOCKHOLDERS' EQUITY

                                                                                       Unrealized
                                                                                                  Appreciation
                                                  Additonal                            on Available
                                        Common      Paid-In    Treasury         ESOP     for Sale     Retained
                                         Stock      Capital       Stock         Debt   Securities     Earnings        Total
                                    ----------------------------------------------------------------------------------------
                                                                 (Dollar amounts in thousands)
BALANCE JUNE 30, 1995                     $204      $59,299           -      $(6,892)      $2,136     $273,045     $327,792

  Net income for the year                    -            -           -            -            -       54,500       54,500
  Stock options exercised                    -          279           -            -            -            -          279
  Dividends on common
     stock - $.85 per share                  -            -           -            -            -      (17,325)     (17,325)
  Purchase of treasury stock                 -            -      (1,093)           -            -            -       (1,093)
  ESOP debt repayment                        -                        -        1,076            -            -        1,076
  ESOP shares released                       -          121           -            -            -            -          121
  Securities valuation                       -            -           -            -       (1,046)           -       (1,046)
                                    ----------------------------------------------------------------------------------------

BALANCE JUNE 30, 1996                      204       59,699      (1,093)      (5,816)       1,090      310,220      364,304

  Net income fiscal year to date             -            -           -            -            -        4,378        4,378
  Stock options exercised                    -           19           -            -            -            -           19
  Dividends on common
     stock - $.25 per share                  -            -           -            -            -       (5,093)      (5,093)
  Purchase of treasury stock                 -            -        (137)           -            -            -         (137)
  ESOP debt repayment                        -            -           -          270            -            -          270
  ESOP shares released                       -           50           -            -            -            -           50
  Securities valuation                       -            -           -            -          258            -          258
                                    ----------------------------------------------------------------------------------------

BALANCE SEPTEMBER 30, 1996                $204      $59,768     $(1,230)     $(5,546)      $1,348     $309,505     $364,049
                                    ========================================================================================

                                 COLLECTIVE BANCORP, INC. AND SUBSIDIARY
                                NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


1. The unaudited interim consolidated financial statements of Collective Bancorp, Inc. and subsidiary ("Collective") included herein should be read in conjunction with the audited financial statements for the year ended June 30, 1996 included in Collective's 1996 Annual Report and incorporated by reference in the Form 10-K for that year. The unaudited interim financial statements reflect all adjustments which are, in the opinion of management, necessary for a fair presentation of the results for the periods presented. Such adjustments consist only of normal recurring accruals. The results of operations for the three-month period ended
     September 30, 1996 are not necessarily indicative of the results to be expected for the fiscal year ending June 30, 1997.

2. In connection with the enactment of the Deposit Insurance Funds Act of 1996 ("DIFA") on September 30, 1996, Collective Bank, a wholly-owned subsidiary of Collective Bancorp, Inc., will be required to pay a one-time special assessment of $16.653 million to the Federal Deposit Insurance Corporation ("FDIC") to capitalize the Savings Association Insurance Fund ("SAIF") to its required reserve ratio. The special assessment rate of 65.7 cents per $100 was applied to SAIF-assessable deposits held as of March 31, 1995. The assessment will be payable on November 27, 1996.

     DIFA also requires the Financing Corporation ("FICO") bond obligation to be shared by insured depository institutions pro rata beginning in the year 2000. For the transition period from January 1, 1997 to December 31, 1999, banks will pay on their Bank Insurance Fund ("BIF") deposit base one-fifth of the assessment rate imposed upon thrifts. During this period, the FICO assessment rates are estimated to be 1.3 basis points for banks and 6.4 basis points for thrifts, such as Collective Bank. From 2000 to 2019, when the FICO bonds are retired, the FICO assessment rate is estimated to run under 2.5 basis points per $100 of each institution's insured deposit base.

     DIFA directs the Treasury Department to present a report to Congress by March 31, 1997 regarding the development of a common charter for all depository institutions. The report is to include a recommendation for legislative and administrative action. DIFA requires that the BIF and the SAIF be merged into a single new fund (the Deposit Insurance Fund) on January 1, 1999, provided "no insured depository institution is a savings association on that date".

3. On August 20, 1996, the Small Business Job Protection Act of 1996 ("SBJPA") was enacted, which included a repeal of the thrift bad debt reserve method (percentage-of-taxable income method) under section 593 of the Internal Revenue Code. The repeal is effective for Collective's 1997 fiscal year. Since 1993, Collective has used the percentage-of-taxable method in its income tax returns. Effective July 1, 1996, Collective was required to change from the reserve method to the specific charge-off method to calculate its bad debt deduction. The change in bad debt tax accounting methods has not had, nor is it expected to have, a material impact on Collective's results of operations.

     The SBJPA also provided for the recapture of a thrift's post-1987 excess bad debt reserve resulting from the use of the reserve method for calculating the bad debt deduction. Pre-1988 excess bad debt reserves are not subject to recapture. The recaptured amount must be taken into taxable income ratably over a six-year period commencing with the thrift's tax year beginning in 1996. The timing of the recapture may be delayed for a one-or two-year period provided the residential loan requirement is met. Collective expects to meet the residential loan requirement for its 1996 and 1997 tax years. Therefore, its estimated tax liability of approximately $5.5 million, resulting from the recapture, will be payable over a six-year period commencing with Collective's 1999 fiscal year. The excess bad debt reserve recapture is not expected to have a material impact on Collective's results of operations or financial position because Collective has recorded deferred income tax provisions on its excess bad reserves since 1987.

4. On October 1, 1996, Collective acquired the outstanding capital stock of Continental Bancorporation for $25.7 million in cash pursuant to an agreement entered into on May 21, 1996. Simultaneously with the acquisition, Continental Bancorporation was liquidated and its subsidiary, Continental Bank of New Jersey ("Continental") became a subsidiary of Collective. Continental is a state-chartered, BIF-insured commercial bank with total assets of $161.3 million and deposits of $129.5 million on the date of acquisition. The acquisition will be accounted for by the purchase method. It is not expected to have a material effect on Collective's results of operations or financial position.

Item 2

                      MANAGEMENT'S DISCUSSION AND ANALYSIS
                                       OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS

General Financial Institution Legislation and Regulation

Collective's primary subsidiary, Collective Bank (the "Bank"), is subject to extensive regulation, supervision and examination by the Office of Thrift Supervision ("OTS"), as its chartering authority and primary federal regulator, and by the Federal Deposit Insurance Corporation ("FDIC"), which insures its deposits up to applicable limits. Such regulation and supervision establish a comprehensive framework of activities in which an institution can engage and are intended primarily for the protection of the insurance fund and depositors. The regulatory structure also gives the regulatory authorities extensive discretion in connection with their supervisory and enforcement activities. Any change in such regulation, whether by the OTS, FDIC or the Congress, could have a material impact on the Bank and its operations. See Notes 2 and 3 to the consolidated financial statements.

Assets

Total assets increased $107 million during the three months ended September 30, 1996. The net increase, primarily in interest-earning assets, was comprised of increases in loans receivable, net of $156 million, cash of $14 million and investment securities of $11 million and a decrease in mortgage-backed securities of $70 million. All other assets combined decreased $4 million.

Loans receivable, net increased because loan originations and purchases exceeded loan repayments. The increase occurred as Collective continued its strategy of relying more on loans and less on collateralized mortgage obligations ("CMO's") as investment vehicles. The elements of the increase were as follows
(in millions):

                  Residential first mortgage                  $ 75
                  Commercial                                    42
                  Home equity                                   20
                  Construction                                  14
                  Other                                          5
                                                              ----
                                                              $156
                                                              ====

Collective's strategy to increase loans as percentage of total earning assets (increased from 51.3% at June 30, 1996 to 53.4% at September 30, 1996) was implemented through more aggressive advertising and marketing initiatives combined with more competitive pricing. The growth in Collective's loan portfolio was funded primarily by deposit growth and CMO principal repayments.

Cash and cash equivalents increased because cash provided by operating and financing activities exceeded cash used in investing activities.

The increase in investment securities resulted from the addition of medium-term U.S. agency structured notes.

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

Liabilities

The increase in liabilities of $107 million from June 30, 1996 to September 30, 1996 was comprised primarily of increases in deposits of $88 million and other liabilities of $20 million. The increase in deposits resulted from more aggressive marketing and pricing initiatives as Collective sought to fund asset growth with lower cost deposits rather than borrowings. The deposit increase occurred in the following categories (in millions):


         Non-interest bearing demand                  $  7
         Interest bearing demand                        20
         Savings certificates                           61
                                                      ----
                                                      $ 88
                                                      ====

The increase in non-interest bearing demand deposits consisted of commercial checking accounts and the increase in interest bearing demand deposits was comprised of cash management accounts, primarily with municipalities. Municipal jumbo certificates of deposit (in excess of $100,000) comprised the increase in savings certificates.

The increase in other liabilities consisted primarily of the accrual for the SAIF recapitalization assessment discussed in note 2 to the consolidated financial statements (page 6).

Stockholders'  Equity
Retained earnings decreased during the three-month period ended September 30, 1996 because dividends on common stock exceeded net income.

Liquidity and Capital Resources

The Bank is required by regulation to maintain certain levels of liquidity. Regulations currently in effect require the Bank to maintain liquid assets of not less than 5% of its net withdrawable deposits and short-term borrowings, of which at least 1% must be short-term liquid assets. Throughout the three months ended September 30, 1996, the Bank was in compliance with that regulation and at that date had an overall liquidity ratio of 5.12 % and a short-term ratio of 2.19%.

At September 30, 1996, capital resources were sufficient to meet outstanding loan origination commitments of $144 million and commitments on unused lines of credit of $127 million. Loans originated or purchased during the three months ended September 30, 1996 were funded from normal sources including investment security maturities, amortization of the existing loan and mortgage-backed securities portfolios, and borrowings.

The Bank is subject to capital requirements mandated by the Financial Institutions Reform, Recovery and Enforcement Act ("FIRREA"). Under FIRREA, thrift institutions must have tangible capital equal to 1.5% of tangible assets, core capital equal to 3% of adjusted tangible assets and risk-based capital equal to 8% of risk-weighted assets. At September 30, 1996, the Bank exceeded those requirements as follows:


         Tangible Capital:          (In Thousands)                     Percent
                  Actual              $   320,409                       6.03%
                  Required                 79,648                       1.50%
                                      -----------                       -----
                  Excess              $   240,761                       4.53%
                                      -----------                       -----

         Core Capital:
                  Actual              $   320,409                       6.03%
                  Required                159,297                       3.00%
                                      -----------                       -----
                  Excess              $   161,112                       3.03%
                                      -----------                       -----

         Risk-based Capital:
                  Actual               $   327,657                      15.76%
                  Required                 166,271                       8.00%
                                       -----------                      ------
                  Excess               $   161,386                       7.76%
                                       -----------                      ------

Three Months Ended September 30, 1996
Compared to Three Months Ended September 30, 1995

Net income for the three months ended September 30, 1996 decreased $8.819 million compared to net income for the three months ended September 30, 1995. Without the SAIF recapitalization assessment (See note 2 to the consolidated financial statements), which reduced net income by $10.500 million, net income would have been $14.878 for the 1996 quarter, an increase of $1.681 million over the 1995 quarter. The actual decrease in net income was comprised of a $3.172 million increase in net interest income, a $429,000 increase in the provision for loan losses, a $57,000 increase in other income, a $16.888 million increase in other expense and a $5.269 million decrease in income taxes.

The increase in net interest income resulted from an increase in net interest spread (the difference between the weighted average yield on interest-earning assets and the weighted average rate paid on interest-bearing liabilities) from 2.63% for the 1995 period to 2.76% for the 1996 period, combined with an increase in average interest-earning assets of $141 million. The combination of the increases in net interest spread and interest-earning assets caused net interest margin (net interest income divided by average interest-earning assets) to rise from 2.82% for the 1995 period to 2.97% for the 1996 period. The increase in net interest spread consisted of a 6 basis point decrease in the yield on interest-earning assets coupled with a 19 basis point decrease in the cost of funds. The decline in yield on interest-earning assets occurred because Collective's yields on loans, mortgage-backed securities and investment securities all were lower in the 1996 period compared to the 1995 period because shorter-term interest rates were generally lower throughout the intervening twelve-month period. A greater portion of Collective's loan originations during that period were adjustable rate products which have a lower (teaser) rate during the initial period to their first repricing. This was offset by rising longer-term rates during the second half of the intervening period. The lower cost of funds in the 1996 quarter resulted from a 50 basis point reduction in the cost of borrowings compared to 1995. Collective's borrowings are primarily short-term and changes in the cost of its borrowings usually correlate with changes in the federal funds rate. The federal funds rate was approximately 50 basis points lower in the 1996 quarter than it was in the 1995 quarter. The average cost of deposits was 4.09% for the 1996 period compared to 4.11% for the 1995 quarter, also contributing to the lower cost of funds in 1996.

Collective's net interest income tends to increase in periods of declining interest rates because its interest-bearing liabilities generally reprice faster than its interest-earning assets. (See the "Maturity and Rate Sensitivity Analysis", page 12.) Conversely, Collective's net interest income tends to decrease in periods of rising interest rates. The lower short-term interest rates discussed above, combined with a steeper yield curve, when compared to the three months ended September 30, 1995, caused the increased net interest spread and margin in the 1996 quarter.

Although Collective's classified asset ratio decreased from .42% at September 30, 1995 to 0.33% at September 30, 1996, the loan loss provision was higher during the 1996 quarter because of increased general loss provisions for the growing commercial loan portfolio.

Gain on sale of loans and securities decreased from $634,000 in the 1995 period to $32,000 in the 1996 period. Because longer-term interest rates were higher in the 1996 quarter than they were in the comparable 1995 period, the percentage of loan originations that met the criteria for long-term investment increased from 71% in the 1995 period to 95% in the 1996 quarter. Another contributing factor was that 82% of total loan originations were adjustable rate loans in the 1996 period compared to 50% in 1995. All adjustable rate loan originations are placed in the held-to-maturity portfolio. Therefore sales of loans and securitized loans decreased from $63 million in 1995 to $20 million in 1996. The increase in financial service fees and other income resulted primarily from increased fee income from the growth in demand deposit balances and a more aggressive strategy in charging and collecting fees related to deposit accounts.

The increase in other expense resulted primarily from the SAIF recapitalization assessment previously discussed. Collective's ratio of operating expenses to assets was 1.23% in the 1996 quarter, excluding the SAIF assessment, compared to 1.24% for the 1995 period.

The decrease in income taxes resulted from the reduced pre-tax income. The effective income tax rate was 31.9% for the three months ended September 30, 1996 compared to 35.7% for the three months ended September 30, 1995. The lower effective rate for the 1996 period resulted because the marginal tax benefit rate for the SAIF assessment deduction was higher than Collective's effective tax rate without such deduction.

                     COLLECTIVE BANCORP, INC. AND SUBSIDIARY
                   MATURITY AND RATE SENSITIVITY ANALYSIS (1)

                                                                       September 30, 1996

                                     ----------------        ---------------         ---------------        ----------------
                                         1 Year                  1 Year                   Over
                                         or Less               to 5 Years               5 Years                  Total
                                     ----------------        ---------------         ---------------        ----------------
Assets:                                                           (Dollar amounts in thousands)
  Mortgage loans:
   Balloon & adjustable rate first
     mortgages                           $   722,138            $   549,210             $   204,858             $ 1,476,206
   Fixed rate mortgages                      228,089 (2)            439,651                 395,352               1,063,092
  Mortgage-backed securities                 393,622 (3)          1,200,590                 403,544               1,997,756
  Consumer and commercial loans              129,620                 35,821                   2,374                 167,815
  Federal funds sold                           3,647                      -                       -                   3,647
  Investment securities                      355,170 (4)                  -                     185                 355,355
                                     ----------------        ---------------         ---------------        ----------------

Total rate sensitive assets              $ 1,832,286            $ 2,225,272             $ 1,006,313             $ 5,063,871
                                     ================        ===============         ===============        ================

Liabilities:
  Fixed maturity deposits                $ 1,434,191            $   417,562             $    13,979             $ 1,865,732
  NOW accounts                                     -                528,375                       -                 528,375
  Money market demand accounts               294,765                      -                       -                 294,765
  Passbook accounts                          102,533                230,383                 217,907                 550,823
  Other borrowings                       $ 1,475,231                      -                       -               1,475,231
                                     ----------------        ---------------         ---------------        ----------------

Total rate sensitive liabilities         $ 3,306,720            $ 1,176,320             $   231,886             $ 4,714,926
                                     ================        ===============         ===============        ================

Dollar gap (5)                           $(1,474,434)           $ 1,048,952             $   774,427             $   348,945
                                     ================        ===============         ===============        ================



(1) As presented in the above table, the Bancorp calculates interest rate sensitivity information employing techniques developed by the Office of Thrift Supervision.
(2)  Includes $2,957 of loans classified as held for sale.
(3) Includes $94,071 of mortgage-backed securities classified as available for sale.
(4)  Includes $68,296 of securities classified as available for sale.
(5)  Rate sensitive assets less rate sensitive liabilities.

Part II
Item 6.  Exhibits and Reports on Form 8-K
(a) Exhibits
      (11) Statement Re Computation of Per Share Earnings
      (27) Financial Data Schedule

                                   SIGNATURES



     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                            COLLECTIVE BANCORP, INC.


                                                   EDWARD J. MCCOLGAN
                                        --------------------------------------
Date  November 14, 1996                            Edward J. McColgan
                                        Vice Chairman & Chief Financial Officer





                                                   BENARD H. BERKMAN
                                    -------------------------------------------
Date  November 14, 1996                            Bernard H.Berkman
                                    Executive Vice President & Chief Accounting