Form 10-Q
period 1996-12-31
COLLECTIVE BANCORP INC
filed 1997-02-14
CIK 835345

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

                For the quarterly period ended December 31, 1996

                                       OR

[     ]     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

               For the transition period from ________ to ________


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

     Common stock, par value $.01 per share, 20,440,808 shares outstanding as of December 31, 1996.


================================================================================

PART 1
Item 1
                     COLLECTIVE BANCORP, INC. AND SUBSIDIARY
                 STATEMENTS OF CONSOLIDATED FINANCIAL CONDITION

                                                                          December 31                June 30
                                                                              1996                    1996
                                                                         ---------------         ----------------
ASSETS                                                                         (Dollar amounts in thousands)
        Cash                                                                $   105,327             $     65,084
        Federal funds sold                                                       52,096                    3,646
                                                                         ---------------         ----------------
                    Total cash and cash equivalents                             157,423                   68,730

        Loans held for sale, at amortized cost, market
             value of $7,705 and $5,231                                           7,670                    5,186
        Securities available for sale, at market value                          222,044                  162,284
        Investment securities, at amortized cost, market
             value of $294,057 and $271,650                                     296,384                  276,171
        Loans receivable, net                                                 2,851,705                2,548,150
        Mortgage-backed securities, at amortized cost,
             market value of $1,803,021 and $1,896,831                        1,874,818                1,973,642
        Real estate acquired in settlement of loans, net                          5,108                    5,427
        Land, office buildings and equipment, net                                41,642                   39,239
        Other assets                                                             48,836                   42,335
        Core deposit premium                                                     10,779                    8,191
        Goodwill                                                                 27,515                   16,116
                                                                         ---------------         ----------------
                    Total assets                                             $5,543,924               $5,145,471
                                                                         ===============         ================

LIABILITIES AND STOCKHOLDERS' EQUITY
        Deposits:
           Demand deposits, non-interest bearing                            $   136,678             $     95,792
           Demand deposits, interest bearing                                    584,776                  508,295
           Savings and investment accounts                                      858,121                  845,199
           Savings certificates                                               1,973,339                1,805,101
                                                                         ---------------         ----------------
                    Total deposits                                            3,552,914                3,254,387

        Borrowed funds                                                        1,565,607                1,473,448
        Advance payments by borrowers for
           taxes and insurance                                                   22,778                   26,852
        Other liabilities                                                        26,363                   26,480
                                                                         ---------------         ----------------
                    Total liabilities                                         5,167,662                4,781,167
                                                                         ---------------         ----------------

        Stockholders' Equity:
           Common stock, par value $.01 per share; authorized - 37,000,000 shares; issued - 20,440,808 shares in December 1996 and
               20,418,641 shares in June 1996; outstanding - 20,391,308
               shares in December 1996 and 20,374,141 shares
               in June 1996                                                         204                      204
           Preferred stock, par value $.01 per share;
               authorized - 2,500,000 shares; none outstanding                        -                        -
           Additional paid-in capital                                            60,135                   59,699
           Treasury stock, at cost; 49,500 shares in December 1996
               and 44,500 shares in June 1996                                    (1,230)                  (1,093)
           ESOP debt                                                             (5,277)                  (5,816)
           Unrealized appreciation on available for sale securities,
               net of tax                                                         2,922                    1,090
           Retained earnings, substantially restricted                          319,508                  310,220
                                                                         ---------------         ----------------
                    Total stockholders' equity                                  376,262                  364,304
                                                                         ---------------         ----------------
                    Total liabilities and stockholders' equity               $5,543,924               $5,145,471
                                                                         ===============         ================

                                       2

                     COLLECTIVE BANCORP, INC. AND SUBSIDIARY
                      STATEMENTS OF CONSOLIDATED OPERATIONS

                                                                           Three Months Ended                Six Months Ended
                                                                               December 31                      December 31
                                                                           1996           1995              1996           1995
                                                                       -------------  -------------     -------------  -------------
                                                                            (Dollar amounts in thousands except per share data)
INTEREST INCOME:
 Interest on mortgage loans                                                 $50,972        $43,792           $98,342        $86,666
 Interest on other loans                                                      4,099          4,185             7,715          8,328
 Interest on mortgage-backed securities                                      33,078         35,166            66,685         71,330
 Interest and dividends on investments                                        7,397          5,815            13,601         11,502
                                                                       -------------   ------------     -------------   ------------
        Total interest and dividend income                                   95,546         88,958           186,343        177,826
                                                                       -------------  -------------     -------------  -------------

INTEREST EXPENSE:
 Interest on deposits                                                        35,976         33,750            70,093         67,029
 Interest on Federal Home Loan Bank
     advances and other borrowed funds                                       20,593         20,688            40,397         42,571
                                                                       -------------     -------------  -------------  -------------
        Total interest expense                                               56,569         54,438           110,490        109,600
                                                                       -------------  -------------     -------------  -------------

NET INTEREST INCOME BEFORE PROVISION FOR LOAN LOSSES                         38,977         34,520            75,853         68,226
PROVISION FOR LOAN LOSSES                                                       829            403             1,544            690
                                                                       -------------  -------------     -------------  -------------
NET INTEREST INCOME AFTER PROVISION FOR LOAN LOSSES                          38,148         34,117            74,309         67,536
                                                                       -------------  -------------     -------------  -------------


OTHER INCOME:
 Loan servicing                                                                 952            979             1,958          1,928
 Gain on sale of loans and securities                                            76            560               108          1,195
 Financial service fees and other income                                      3,098          2,471             6,166          4,936
                                                                       -------------  -------------     -------------  -------------
        Total other income                                                    4,126          4,010             8,232          8,059
                                                                       -------------  -------------     -------------  -------------
 Total income before other expense                                           42,274         38,127            82,541         75,595
                                                                       -------------  -------------     -------------  -------------

OTHER EXPENSE:
 Compensation and employee benefits                                           7,658          6,935            14,691         13,914
 Occupancy expense                                                            2,843          2,552             5,479          5,230
 Advertising                                                                    343            281               668            536
 Deposit insurance                                                            1,287          1,627             2,778          3,051
 SAIF recapitalization assessment                                                 -              -            16,653              -
 Computer services                                                            1,104          1,312             2,123          2,554
 Loan expense                                                                   729            900             1,505          1,615
 Real estate operations                                                          33            192               114            169
 Amortization of intangibles                                                  1,627          1,195             2,675          2,399
 Other expenses                                                               3,006          2,625             5,783          5,103
                                                                       -------------  -------------     -------------  -------------
        Total other expense                                                  18,630         17,619            52,469         34,571
                                                                       -------------  -------------     -------------  -------------

INCOME BEFORE INCOME TAXES                                                   23,644         20,508            30,072         41,024
INCOME TAXES                                                                  8,544          7,387            10,594         14,706
                                                                       -------------  -------------     -------------  -------------
NET INCOME                                                                  $15,100        $13,121           $19,478        $26,318
                                                                       =============  =============     =============  =============

PER SHARE DATA:
 Primary and fully diluted net income per share                               $0.74          $0.64             $0.95           $1.29
 Dividends per common share                                                   $0.25          $0.20             $0.50           $0.40
 Average primary shares outstanding                                      20,477,282     20,451,792        20,455,061      20,444,689
 Average fully diluted shares outstanding                                20,488,767     20,451,792        20,485,565      20,449,014

                     COLLECTIVE BANCORP, INC. AND SUBSIDIARY
                 STATEMENTS OF CONSOLIDATED STOCKHOLDERS' EQUITY

                                                                                            Unrealized
                                                                                          Appreciation
                                                   Additonal                              on Available
                                          Common     Paid-In     Treasury         ESOP        for Sale     Retained
                                           Stock     Capital        Stock         Debt      Securities     Earnings        Total
                                      -------------------------------------------------------------------------------------------
                                                                  (Dollar amounts in thousands)
BALANCE JUNE 30, 1995                       $204     $59,299            -      $(6,892)         $2,136     $273,045     $327,792

  Net income for the year                      -           -            -            -               -       54,500       54,500
  Stock options exercised                      -         279            -            -               -            -          279
  Dividends on common
     stock - $.85 per share                    -           -            -            -               -      (17,325)     (17,325)
  Purchase of treasury stock                   -           -      $(1,093)           -               -            -       (1,093)
  ESOP debt repayment                          -           -            -        1,076               -            -        1,076
  ESOP shares released                         -         121            -            -               -            -          121
  Securities valuation                         -           -            -            -          (1,046)           -       (1,046)
                                      -------------------------------------------------------------------------------------------

BALANCE JUNE 30, 1996                        204      59,699       (1,093)      (5,816)          1,090      310,220      364,304

  Net income fiscal year to date               -           -            -            -               -       19,478       19,478
  Stock options exercised                      -         297            -            -               -            -          297
  Dividends on common
     stock - $.50 per share                    -           -            -            -               -      (10,190)     (10,190)
  Purchase of treasury stock                   -           -         (137)           -               -            -         (137)
  ESOP debt repayment                          -           -            -          539               -            -          539
  ESOP shares released                         -         139            -            -               -            -          139
  Securities valuation                         -           -            -            -           1,832            -        1,832
                                      -------------------------------------------------------------------------------------------

BALANCE DECEMBER 31, 1996                   $204     $60,135     $(1,230)      $(5,277)         $2,922     $319,508     $376,262
                                      ===========================================================================================

                     COLLECTIVE BANCORP, INC. AND SUBSIDIARY
                      STATEMENTS OF CONSOLIDATED CASH FLOWS

                                                                                Six Months Ended
                                                                                   December 31
                                                                         --------------------------------
                                                                             1996               1995
                                                                         --------------    --------------
                                                                          (Dollar amounts in thousands)
OPERATING ACTIVITIES:
Interest received                                                           $  187,447        $  176,711
Interest paid                                                                 (109,283)         (107,165)
Operating expenses                                                             (51,885)          (31,761)
Sales of trading securities                                                                       13,328
                                                                                     -
Loan fees                                                                        2,390             2,792
Other income received                                                            8,232             8,260
Income taxes paid                                                              (14,389)          (13,046)
                                                                         --------------    --------------
Net cash provided by operating activities                                       22,512            49,119
                                                                         --------------    --------------

INVESTING ACTIVITIES:
Loan originations                                                             (477,165)         (269,510)
Purchases of loans                                                                (659)          (16,686)
Purchases of mortgage-backed securities                                            (16)                -
Repayment of loan principal                                                    217,215           172,924
Repayment of mortgage-backed security principal                                105,314            77,479
Sales of loans held for sale                                                    26,480            61,833
Purchases of investment securities                                             (54,842)         (184,886)
Sale of investment securities available for sale                                18,906                 -
Purchases of mortgage-backed securities available for sale                     (22,094)          (56,601)
Sales of mortgage-backed securities available for sale                           7,018            55,157
Repayment of principal on mortgage-backed securities available for sale          8,445             7,961
Maturities of investment securities                                             38,130           270,960
Net decrease in real estate owned                                                  950             1,257
Net change in loans maturing in 3 months or less                                (7,800)          (10,025)
Pruchase of Continental Bancorporation                                         (25,703)                -
Cash obtained from acquisition                                                  11,264                 -
Other investing, net                                                            (3,633)           (9,825)
                                                                         --------------    --------------
Net cash (used for) provided by investing activities                          (158,190)          100,038
                                                                         --------------    --------------

FINANCING ACTIVITIES:
Net change in deposits                                                         168,708           (88,029)
Net change in Federal Home Loan Bank advances                                  (18,648)         (395,000)
Net change in other borrowed funds                                              91,089           360,485
Net decrease in advance payments by borrowers
   for taxes and insurance                                                      (4,165)           (8,495)
Dividends paid                                                                 (10,210)           (8,145)
Other financing, net                                                            (2,403)           (1,195)
                                                                         --------------    --------------
Net cash provided by (used for) financing activities                           224,371          (140,379)
                                                                         --------------    --------------
Net increase in cash and cash equivalents                                       88,693             8,778
Cash and cash equivalents, beginning of period                                  68,730            69,973
                                                                         --------------    --------------
Cash and cash equivalents, end of period                                    $  157,423        $   78,751
                                                                         ==============    ==============

RECONCILIATION OF NET INCOME TO NET CASH PROVIDED
BY OPERATING ACTIVITIES:
Net income                                                                  $   19,478        $   26,318
Net change in trading securities                                                                  13,328
                                                                                     -
Amortization and accretion of deferred charges and credits, net                    290              (409)
Amortization of intangibles                                                      2,901             2,399
Accrued income and expense                                                       3,113             9,578
Deferred income and expense                                                     (7,790)           (5,631)
Provision for loan and real estate owned losses                                  1,588               660
Depreciation and amortization                                                    2,394             2,338
ESOP debt repayment                                                                538               538
                                                                         --------------    --------------
Net cash provided by operations                                             $   22,512        $   49,119
                                                                         ==============    ==============

Note: Certain reclassifications have been made to the Statement of Consolidated Cash Flows for the six months ended December 31, 1995 to conform to the 1996 presentation.

                                 COLLECTIVE BANCORP, INC. AND SUBSIDIARY
                                NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


1. The unaudited interim consolidated financial statements of Collective Bancorp, Inc. and subsidiaries ("Collective") included herein should be read in conjunction with the audited financial statements for the year ended June 30, 1996 included in Collective's 1996 Annual Report and incorporated by reference in the Form 10-K for that year. The unaudited interim financial statements reflect all adjustments which are, in the opinion of management, necessary for a fair presentation of the results for the periods presented. Such adjustments consist only of normal recurring accruals. The results of operations for the three and six-month periods ended December 31, 1996 are not necessarily indicative of the results to be expected for the fiscal year ending June 30, 1997.

2. In connection with the enactment of the Deposit Insurance Funds Act of 1996 ("DIFA") on September 30, 1996, Collective Bank, a wholly-owned subsidiary of Collective Bancorp, Inc., was required to pay a one-time special assessment of $16.653 million to the Federal Deposit Insurance Corporation ("FDIC") to capitalize the Savings Association Insurance Fund ("SAIF") to its required reserve ratio. The special assessment rate of 65.7 cents per $100 was applied to SAIF-assessable deposits held as of March 31, 1995. The assessment was paid in November 1996.

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

     The SBJPA also provided for the recapture of a thrift's post-1987 excess bad debt reserve resulting from the use of the reserve method for calculating the bad debt deduction. Pre-1988 excess bad debt reserves are not subject to recapture. The recaptured amount must be taken into taxable income ratably over a six-year period commencing with the thrift's tax year beginning in 1996. The timing of the recapture may be delayed for a one or two-year period provided the residential loan requirement is met. Collective expects to meet the residential loan requirement for its 1996 and 1997 tax years. Therefore, its estimated tax liability of approximately $5.5 million, resulting from the recapture, will be payable over a six-year period commencing with Collective's 1999 fiscal year. The excess bad debt reserve recapture is not expected to have a material impact on Collective's results of operations or financial position because Collective has recorded deferred income tax provisions on its excess bad reserves since 1987.

4. On October 1, 1996, Collective acquired the outstanding capital stock of Continental Bancorporation for $25.7 million in cash pursuant to an agreement entered into on May 21, 1996. Simultaneously with the acquisition, Continental Bancorporation was liquidated and its subsidiary, Continental Bank of New Jersey ("Continental") became a subsidiary of Collective. Continental's name was changed subsequently to Collective Bank of New Jersey. Collective Bank of New Jersey is a state-chartered, BIF-insured commercial bank with total assets of $161.3 million and deposits of $129.5 million on the date of acquisition. The acquisition was accounted for by the purchase method. It is not expected to have a material effect on Collective's results of operations or financial position.

Item 2
                      MANAGEMENT'S DISCUSSION AND ANALYSIS
                                       OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS

General Financial Institution Legislation and Regulation

With the acquisition of Collective Bank of New Jersey, Collective Bancorp, Inc. became a bank holding company subject to regulation, supervision and examination by the Board of Governors of the Federal Reserve System..

Collective's primary subsidiary, Collective Bank, is subject to extensive regulation, supervision and examination by the Office of Thrift Supervision ("OTS"), as its chartering authority and primary federal regulator, and by the Federal Deposit Insurance Corporation ("FDIC"). Collective Bancorp's other subsidiary, Collective Bank of New Jersey, is subject to extensive regulation, supervision and examination by the State of New Jersey as its chartering authority, and by the FDIC, as its primary federal regulator. The deposits of both Collective Bank and Collective Bank of New Jersey are insured by the FDIC up to applicable limits. Such regulation and supervision establish a comprehensive framework of activities in which an institution can engage and are intended primarily for the protection of the insurance fund and depositors. The regulatory structure also gives the regulatory authorities extensive discretion in connection with their supervisory and enforcement activities. Any change in such regulation, whether by the Federal Reserve, OTS, FDIC, State of New Jersey or the Congress, could have a material impact on Collective and its operations. See notes 2 and 3 to the consolidated financial statements.

Assets

Total assets increased $398 million during the six months ended December 31, 1996. The net increase, primarily in interest-earning assets, was comprised of increases in loans receivable, net of $304 million, cash of $87 million, securities available for sale of $60 million and investment securities of $20 million and a decrease in mortgage-backed securities of $99 million. All other assets combined increased $26 million.

Loans receivable, net increased because loan originations and purchases exceeded loan repayments and sales by $240 million. The increase occurred as Collective continued its strategy of relying more on loans and less on collateralized mortgage obligations ("CMO's") as investment vehicles. Also, the Continental acquisition increased loans receivable by $64 million. The elements of the increase were as follows (in millions):

                      Residential first mortgage                 $121
                      Commercial                                  115
                      Home equity                                  61
                      Construction                                 20
                      Other                                       (13)
                                                             ---------
                                                                 $304
                                                             =========

Collective's strategy to increase loans as a percentage of total earning assets (increased from 51.4% at June 30, 1996 to 53.9% at December 31, 1996) was implemented through more aggressive advertising and marketing initiatives combined with more competitive pricing. The growth in Collective's loan portfolio was funded primarily by deposit growth, CMO principal repayments and borrowings.

Cash and cash equivalents increased because cash provided by operating and financing activities exceeded cash used in investing activities.

The increase in securities available for sale resulted from the Continental acquisition and the increase in investment securities resulted primarily from the addition of medium-term U.S. agency structured notes.

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

Liabilities

The increase in liabilities of $386 million from June 30, 1996 to December 31, 1996 was comprised primarily of increases in deposits of $298 million and borrowings of $92 million. Other liabilities decreased $4 million. The increase in deposits resulted from more aggressive marketing and pricing initiatives as Collective sought to fund asset growth with lower cost deposits rather than borrowings. Also, the Continental acquisition added deposits of $129 million. The deposit increase occurred in the following categories (in millions):


                  Non-interest bearing demand                   $ 41
                  Interest bearing demand                         76
                  Savings and Investment Accounts                 13
                  Savings certificates                           168
                                                              -------
                                                                $298
                                                              =======

The increase in non-interest bearing demand deposits consisted of commercial checking accounts, and the increase in interest bearing demand deposits was comprised of cash management accounts, primarily with municipalities. Municipal jumbo certificates of deposit (in excess of $100,000) comprised the increase in savings certificates.


Stockholders' Equity

The increase in retained earnings during the six months ended December 31, 1996 was comprised of net income of $19.5 million less dividends of $10.2 million.

Liquidity and Capital Resources

Collective Bank is required by regulation to maintain certain levels of liquidity. Regulations currently in effect require Collective Bank to maintain liquid assets of not less than 5% of its net withdrawable deposits and short-term borrowings, of which at least 1% must be short-term liquid assets. Throughout the three months ended December 31, 1996, Collective Bank was in compliance with that regulation and at that date had an overall liquidity ratio of 5.34% and a short-term ratio of 2.40%. Collective Bank of New Jersey has no regulatory liquidity requirement.

At December 31, 1996, capital resources were sufficient to meet outstanding loan origination commitments of $107 million and commitments on unused lines of credit of $71 million. Loans originated or purchased during the six months ended December 31, 1996 were funded from normal sources including investment security maturities, amortization of the existing loan and mortgage-backed securities portfolios and borrowings.

Collective Bank is subject to capital requirements mandated by the Financial Institutions Reform, Recovery and Enforcement Act ("FIRREA"). Under FIRREA, thrift institutions must have tangible capital equal to 1.5% of tangible assets, core capital equal to 3% of adjusted tangible assets and risk-based capital equal to 8% of risk-weighted assets. At December 31, 1996, Collective Bank exceeded those requirements as follows:


        Tangible Capital:              (In Thousands)              Percent
                 Actual                     $ 336,078                    6.26%
                 Required                      80,593                    1.50
                                      ---------------             ------------
                 Excess                    $  255,485                    4.76%
                                      ---------------             ------------

        Core Capital:
                 Actual                    $  336,078                    6.26%
                 Required                     161,186                    3.00
                                      ---------------             ------------
                 Excess                    $  174,892                    3.26%
                                      ---------------             ------------

        Risk-based Capital:
                 Actual                    $  343,708                   16.00%
                 Required                     171,869                    8.00
                                      ---------------             ------------
                 Excess                    $  171,839                    8.00%
                                      ---------------             ------------

Collective Bancorp, Inc. and Collective Bank of New Jersey exceeded their FDIC regulatory capital requirements as follows:

                                       (In Thousands)              Percent
      Collective Bancorp, Inc:
        Tier I Risk-Based Capital:
                 Actual                    $  334,910                   14.66%
                 Required                      91,353                    4.00
                                      ---------------             ------------
                 Excess                    $  243,557                   10.66%
                                      ---------------             ------------

                                       10

        Total Risk-Based Capital:
                 Actual                    $  349,076                   15.28%
                 Required                     182,706                    8.00
                                      ---------------             ------------
                 Excess                    $  166,370                    7.28%
                                      ---------------             ------------

        Tier I Leverage Ratio
                 Actual                    $  334,910                    6.16%
                 Required                     217,574                    4.00
                                      ---------------             ------------
                 Excess                    $  117,336                    2.16%
                                      ---------------             ------------

      Collective Bank of New Jersey:
         Tier I Risk-Based Capital:
                 Actual                    $    8,505                   11.67%
                 Required                       2,915                    4.00
                                      ---------------             ------------
                 Excess                    $    5,590                    7.67%
                                      ---------------             ------------

        Total Risk-Based Capital:
                 Actual                    $    9,631                   13.22%
                 Required                       5,829                    8.00
                                      ---------------             ------------
                 Excess                    $    3,802                    5.22 %
                                      ---------------             ------------

        Tier I Leverage Ratio:
                 Actual                    $    8,505                    5.75%
                 Required                       5,921                    4.00
                                      ---------------             ------------
                 Excess                    $    2,584                    1.75%
                                      ---------------             ------------

Collective Bancorp, Inc., Collective Bank and Collective Bank of New Jersey are considered well-capitalized (the highest capital category) under the Prompt
Corrective Action regulations resulting from the Federal Deposit Insurance Corporation Improvement Act of 1991.


Three Months Ended December 31, 1996
Compared to Three Months Ended December 31, 1995

Net income for the three months ended December 31, 1996 increased $1.979 million compared to net income for the quarter ended December 31, 1995. The increase in net income was comprised of a $4.457 million increase in net interest income before provision for loan losses, a $426,000 increase in the provision for loan losses, a $116,000 increase in other income, a $1.011 million increase in other expense and a $1.157 million increase in income taxes.

The increase in net interest income resulted from an increase in net interest spread (the difference between the weighted average yield on interest-earning assets and the weighted average rate paid on interest-bearing liabilities) from 2.67% for the 1995 period to 2.81% for the 1996 period, combined with an increase in average interest-earning assets of $379 million. The combination of the increases in net interest spread and interest-earning assets caused net interest margin (net interest income divided by average interest-earning assets) to rise from 2.86% for the 1995 period to 2.99% for the 1996 period. The increase in net interest spread resulted from a 14 basis point decrease in the cost of funds from 4.59% to 4.45% while the yield on interest-earning assets was unchanged at 7.26%. The lower cost of funds in the 1996 quarter resulted primarily from a 30 basis point reduction in the cost of borrowings which decreased from 5.61% in 1995 to 5.31% in 1996. Collective's borrowings are primarily short- term and changes in the cost of its borrowings usually correlate with changes in the federal funds rate. The federal funds rate was approximately 45 basis points lower in the 1996 quarter than it was in the 1995 quarter. Another contributing factor to the lower cost of funds in 1996 was a reduction in the cost of deposits from 4.13% to 4.07%. The decrease in the cost of deposits resulted from lower short-term interest rates and a greater portion of Collective's interest-bearing liabilities being lower costing checking accounts. In the 1996 period checking accounts comprised 14.1% of total interest-bearing liabilities compared to 12.2% during the 1995 quarter. The increased ratio of checking accounts to total interest-bearing liabilities primarily resulted from the Continental acquisition.

Collective's net interest income tends to increase in periods of declining interest rates because its interest-bearing liabilities generally reprice faster than its interest-earning assets. (See the "Maturity and Rate Sensitivity Analysis", page 14.) Conversely, Collective's net interest income tends to decrease in periods of rising interest rates. The lower short-term interest rates discussed above, combined with a steeper yield curve, when compared to the three months ended December 31, 1995, contributed to the increased net interest spread and margin in the 1996 quarter.

Although Collective's classified asset ratio decreased from 0.45% at December 31, 1995 to 0.38% at December 31, 1996, the loan loss provision was higher during the 1996 quarter because of increased general loss provisions for the growing loan portfolio, particularly the commercial loan segment.

Gain on sale of loans and securities decreased from $560,000 in the 1995 period to $76,000 in the 1996 period. Because longer-term interest rates were higher in the 1996 quarter than they were in the comparable 1995 period, the percentage of loan originations that met the criteria for long-term investment increased from 78% in the 1995 period to 91% in the 1996 quarter. Another contributing factor was that 37% of total residential first mortgage loan originations were adjustable rate loans in the 1996 period compared to 21% in 1995. All adjustable rate loan originations are placed in the held-to-maturity portfolio. Therefore, sales of loans and securitized loans decreased from $28 million in 1995 to $13 million in 1996. The increase in financial service fees and other income resulted primarily from increased fee income from the growth in demand deposit balances and a more aggressive strategy in charging and collecting fees related to deposit accounts.

The increase in other expense resulted primarily from the acquisition of Continental Bancorporation previously discussed and other asset growth. Collective's ratio of operating expenses to assets was 1.24% in the 1996 quarter compared to 1.28% for the 1995 period.

The increase in income taxes resulted from the increased pre-tax income. The effective income tax rate was 36.1% for the three months ended December 31, 1996 compared to 36.0% for the three months ended December 31, 1995.

Six Months Ended December 31, 1996
Compared to Six Months Ended December 31, 1995

Net income for the six months ended December 31, 1996 decreased $6.840 million compared to net income for the six months ended December 31, 1995. Without the SAIF recapitalization assessment (See note 2 to the consolidated financial statements), which reduced net income by $10.500 million, net income would have been $29.978 million for the 1996 period, an increase of $3.660 million over the 1995 period. The actual decrease in net income was comprised of a $7.627 million increase in net interest income, a $854,000 increase in the provision for loan losses, a $173,000 increase in other income, a $17.898 million increase in other expense and a $4.112 million decrease in income taxes.

The increase in net interest income resulted from an increase in net interest spread (the difference between the weighted average yield on interest-earning assets and the weighted average rate paid on interest-bearing liabilities) from 2.66% for the 1995 period to 2.78% for the 1996 period, combined with an increase in average interest-earning assets of $260 million. The combination of the increases in net interest spread and interest-earning assets caused net interest margin (net interest income divided by average interest-earning assets) to rise from 2.84% for the 1995 period to 2.97% for the 1996 period. The increase in net interest spread consisted of a 4 basis point decrease in the yield on interest-earning assets coupled with a 16 basis point decrease in the cost of funds. The decline in yield on interest-earning assets occurred because Collective's yields on loans, mortgage-backed securities and investment securities all were lower in the 1996 period compared to the 1995 period because shorter-term interest rates were generally lower throughout the intervening twelve-month period. A greater portion of Collective's loan originations during that period were adjustable rate products which have a lower (teaser) rate during the initial period to their first repricing. This was offset by rising longer-term rates during the second half of the intervening period. The lower cost of funds in the 1996 period resulted from a 39 basis point reduction in the cost of borrowings compared to 1995. Collective's borrowings are primarily short-term and changes in the cost of its borrowings usually correlate with changes in the federal funds rate. The federal funds rate was approximately 45 basis points lower in the 1996 period than it was in the 1995 period. The average cost of deposits was 4.08% for the 1996 period compared to 4.12% for the 1995 period also contributing to the lower cost of funds in 1996.

The lower short-term interest rates discussed above, combined with a steeper yield curve, when compared to the six months ended December 31, 1995, contributed to the increased net interest spread and margin in the 1996 period.

Although Collective's classified asset ratio decreased from 0.45% at December 31, 1995 to 0.38% at December 31, 1996, the loan loss provision was higher during the 1996 period because of increased general loss provisions for the growing loan portfolio, particularly the commercial loan segment.

Gain on sale of loans and securities decreased from $1.195 million in the 1995 period to $108,000 in the 1996 period. Because longer-term interest rates were higher in the 1996 period than in the comparable 1995 period, the percentage of residential first mortgage loan originations that met the criteria for long-term investment increased from 75% in the 1995 period to 94% in the 1996 period. Another contributing factor was that 51% of total loan originations were adjustable rate loans in the 1996 period compared to 21% in 1995. All adjustable rate loan originations are placed in the held-to-maturity portfolio. Therefore sales of loans and securitized loans decreased from $62 million in 1995 to $26 million in 1996. The increase in financial service fees and other income resulted primarily from increased fee income from the growth in demand deposit balances and a more aggressive strategy in charging and collecting fees related to deposit accounts.

The increase in other expense resulted primarily from the SAIF recapitalization assessment and the Continental Bancorporation acquisition previously discussed. Collective's ratio of operating expenses to assets was 1.24% in the 1996 period, excluding the SAIF assessment, compared to 1.26% for the 1995 period.

The decrease in income taxes resulted from the reduced pre-tax income. The effective income tax rate was 35.2% for the six months ended December 31, 1996 compared to 35.8% for the six months ended December 31, 1995. The lower effective rate for the 1996 period resulted because the marginal tax benefit rate for the SAIF assessment deduction was higher than Collective's effective tax rate without such deduction.

                     COLLECTIVE BANCORP, INC. AND SUBSIDIARY
                   MATURITY AND RATE SENSITIVITY ANALYSIS (1)

                                                                          December 31, 1996

                                           ---------------       ---------------       ---------------       ---------------
                                               1 Year                1 Year                 Over
                                              or Less              to 5 Years             5 Years                Total
                                           ---------------       ---------------       ---------------       ---------------
Assets:                                                              (Dollar amounts in thousands)
     Mortgage loans:
     Balloon and adjustable rate first
       mortgages                              $   749,135           $   592,455           $   164,614           $ 1,506,204
    Fixed rate mortgages                          188,163 (2)           527,159               450,314             1,165,636
    Mortgage-backed securities                    402,122 (3)         1,199,589               387,706             1,989,417
    Consumer and other commercial loans           147,486                37,876                 2,173               187,535
    Federal funds sold                             52,096                     -                     -                52,096
    Investment securities                         403,657 (4)                 -                   172               403,829
                                           ---------------       ---------------       ---------------       ---------------

Total rate sensitive assets                     1,942,659             2,357,079             1,004,979             5,304,717
                                           ---------------       ---------------       ---------------       ---------------

Liabilities:
  Fixed maturity deposits                     $ 1,523,397           $   434,395           $    15,547           $ 1,973,339
  Demand deposits, interest bearing                     -               584,776                     -               584,776
  Money market demand accounts                    299,002                     -                     -               299,002
  Passbook accounts                                97,493               237,147               224,479               559,119
  FHLB advances                                         -                     -                 1,069                 1,069
  Other borrowings                              1,559,260                 5,278                     -             1,564,538
                                           ---------------       ---------------       ---------------       ---------------

Total rate sensitive liabilities                3,479,152             1,261,596               241,095             4,981,843
                                           ---------------       ---------------       ---------------       ---------------

Dollar gap (5)                                $(1,536,493)         $  1,095,483           $   763,884           $   322,874
                                           ===============       ===============       ===============       ===============

(1) As presented in the above table, Collective calculates interest rate sensitivity information employing techniques developed by the Office of Thrift Supervision.
(2)  Includes $7,670 of loans classified as held for sale.
(3) Includes $114,599 of mortgage-backed securities classified as available for sale.
(4)  Includes $107,445 of securities classified as available for sale.
(5)  Rate sensitive assets less rate sensitive liabilities.



PART II
Item 6.  Exhibits and Reports on Form 8-K
(a) Exhibits
      (11)  Statement Re Computation of Per Share Earnings
      (27)  Financial Data Schedule
(b) Reports on Form 8-K
      During the quarter ended December 31, 1996, Collective Bancorp, Inc. filed a Form 8-K dated October 4, 1996 to report the completion of the acquisition of Continental Bancorporation.

                                   SIGNATURES


     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                            COLLECTIVE BANCORP, INC.


                                                EDWARD J. MCCOLGAN
                                         -----------------------------------
Date  February 14, 1997                         Edward J. McColgan
                                         Vice Chairman & Chief Financial Officer





                                                BERNARD H. BERKMAN
Date  February 14, 1997                  -----------------------------------
                                                Bernard H. Berkman
                            Executive Vice President & Chief Accounting Officer