Form 10-Q
period 1997-03-31
COLLECTIVE BANCORP INC
filed 1997-05-15
CIK 835345

--------------------------------------------------------------------------------

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

                  For the quarterly period ended March 31, 1997

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

     Common stock, par value $.01 per share, 20,496,019 shares outstanding as of March 31, 1997.


================================================================================

================================================================================

Part 1
Item 1

                                      COLLECTIVE BANCORP, INC. AND SUBSIDIARY
                                   STATEMENTS OF CONSOLIDATED FINANCIAL CONDITION

                                                                         March 31                        June 30
                                                                           1997                            1996
                                                                      ---------------                 ---------------
ASSETS                                                              (Dollar amounts in thousands except per share data)
        Cash                                                             $   65,936                    $     65,084
        Federal funds sold                                                   19,595                           3,646
        Securities purchased under agreement to resell                       35,000                               -
                                                                      ---------------                 ---------------
                    Total cash and cash equivalents                         120,531                          68,730

        Loans held for sale, at amortized cost, market
             value of $3,774 and $5,231                                       3,600                           5,186
        Securities available for sale, at market value                      235,951                         162,284
        Investment securities, at amortized cost, market
             value of $302,573 and $271,650                                 307,534                         276,171

        Loans receivable                                                  2,876,031                       2,561,041
        Less allowance for loan losses                                      (13,461)                        (12,891)
                                                                      ---------------                 ---------------
                    Loans receivable, net                                 2,862,570                       2,548,150

        Mortgage-backed securities, at amortized cost,
             market value of $1,727,576 and $1,896,831                    1,860,461                       1,973,642
        Real estate acquired in settlement of loans, net                      4,165                           5,427
        Land, office buildings and equipment, net                            41,096                          39,239
        Other assets                                                         44,810                          42,335
        Core deposit premium                                                  9,980                           8,191
        Goodwill                                                             26,890                          16,116
                                                                      ---------------                 ---------------
                    Total assets                                         $5,517,588                      $5,145,471
                                                                      ===============                 ===============

LIABILITIES AND STOCKHOLDERS' EQUITY
        Deposits:
           Demand deposits, non-interest bearing                        $   140,083                    $     95,792
           Demand deposits, interest bearing                                602,199                         508,295
           Savings and investment accounts                                  863,144                         845,199
           Savings certificates                                           1,893,233                       1,805,101
                                                                      ---------------                 ---------------
                    Total deposits                                        3,498,659                       3,254,387

        Short-term borrowings                                             1,573,385                       1,467,633
        Long-term borrowings                                                  5,486                           5,815
        Advance payments by borrowers for taxes and insurance                25,536                          26,852
        Other liabilities                                                    28,367                          26,480
                                                                      ---------------                 ---------------
                    Total liabilities                                     5,131,433                       4,781,167
                                                                      ---------------                 ---------------

        Stockholders' Equity:
           Common stock,  par value  $.01 per  share;
               authorized  -  37,000,000 shares;
               issued - 20,496,019  shares in March 1997 and 20,418,641
               shares in June 1996;  outstanding  -  20,446,519
               shares in March 1997
               and 20,374,141 shares in June 1996                               205                             204
           Preferred stock, par value $.01 per share;
               authorized - 2,500,000 shares; none outstanding                    -                               -
           Additional paid-in capital                                        60,490                          59,699
           Treasury stock, at cost; 49,500 shares in March 1997
               and 44,500 shares in June 1996                                (1,230)                         (1,093)
           ESOP debt                                                         (5,008)                         (5,816)
           Unrealized appreciation on available for sale securities,
               net of tax                                                     1,311                           1,090
           Retained earnings, substantially restricted                      330,387                         310,220
                                                                      ---------------                 ---------------
                    Total stockholders' equity                              386,155                         364,304
                                                                      ---------------                 ---------------
                    Total liabilities and stockholders' equity           $5,517,588                      $5,145,471
                                                                      ===============                 ===============


                     COLLECTIVE BANCORP, INC. AND SUBSIDIARY
                      STATEMENTS OF CONSOLIDATED OPERATIONS

                                                                    Three Months Ended                    Nine Months Ended
                                                                         March 31                              March 31
                                                                  1997             1996                 1997             1996
                                                             ---------------  ----------------     ---------------  ----------------
                                                                      (Dollar amounts in thousands except per share data)
INTEREST INCOME:
      Interest on mortgage loans                                   $51,736           $43,738            $150,078          $130,404
      Interest on other loans                                        4,154             3,812              11,870            12,140
      Interest on mortgage-backed securities                        32,754            34,841              99,439           106,171
      Interest and dividends on investments                          7,110             6,056              20,711            17,558
                                                             ---------------  ----------------     ---------------  ----------------
             Total interest and dividend income                     95,754            88,447             282,098           266,273
                                                             ---------------  ----------------     ---------------  ----------------

INTEREST EXPENSE:
      Interest on deposits                                          35,521            32,103             105,614            99,131
      Interest on borrowed funds                                    20,275            20,127              60,672            62,699
                                                             ---------------  ----------------     ---------------  ----------------
             Total interest expense                                 55,796            52,230             166,286           161,830
                                                             ---------------  ----------------     ---------------  ----------------

NET INTEREST INCOME BEFORE PROVISION
    FOR LOAN LOSSES                                                 39,958            36,217             115,812           104,443
PROVISION FOR LOAN LOSSES                                            1,010               410               2,554             1,099
                                                             ---------------  ----------------     ---------------  ----------------
NET INTEREST INCOME AFTER PROVISION
    FOR LOAN LOSSES                                                 38,948            35,807             113,258           103,344
                                                             ---------------  ----------------     ---------------  ----------------

OTHER INCOME:
      Loan servicing                                                 1,063             1,239               3,021             3,167
      Gain (Loss) on sale of loans and securities                      266              (162)                375             1,032
      Financial service fees and other income                        3,328             2,453               9,492             7,390
                                                             ---------------  ----------------     ---------------  ----------------
             Total other income                                      4,657             3,530              12,888            11,589
                                                             ---------------  ----------------     ---------------  ----------------
      Total income before other expense                             43,605            39,337             126,146           114,933
                                                             ---------------  ----------------     ---------------  ----------------

OTHER EXPENSE:
      Compensation and employee benefits                             7,900             7,463              22,592            21,377
      Occupancy expense                                              2,966             2,806               8,444             8,036
      Advertising                                                      345               380               1,012               915
      Deposit insurance                                                491             1,521               3,269             4,572
      SAIF recapitalization assessment                                   -                 -              16,653                 -
      Computer services                                              1,119             1,113               3,242             3,667
      Loan expense                                                     735               732               2,240             2,347
      Real estate operations                                           (33)              326                  82               495
      Amortization of intangibles                                    1,627             1,178               4,302             3,578
      Other expenses                                                 3,194             2,787               8,977             7,890
                                                             ---------------  ----------------     ---------------  ----------------
             Total other expense                                    18,344            18,306              70,813            52,877
                                                             ---------------  ----------------     ---------------  ----------------

INCOME BEFORE INCOME TAXES                                          25,261            21,031              55,333            62,056
INCOME TAXES                                                         9,264             7,508              19,857            22,215
                                                             ---------------  ----------------     ---------------  ----------------
NET INCOME                                                         $15,997           $13,523             $35,476           $39,841
                                                             ===============  ================     ===============  ================

PER SHARE DATA:
      Primary and fully diluted net income per share                 $0.78             $0.66               $1.73             $1.95
      Dividends per common share                                     $0.25             $0.20               $0.75             $0.60
      Average primary shares outstanding                        20,510,349        20,457,753          20,473,728        20,446,517
      Average fully diluted shares outstanding                  20,514,570        20,457,780          20,500,714        20,448,803


                                          COLLECTIVE BANCORP, INC. AND SUBSIDIARY
                                      STATEMENTS OF CONSOLIDATED STOCKHOLDERS' EQUITY

                                                                                          Unrealized
                                                                                        Appreciation
                                                  Additonal                             on Available
                                       Common       Paid-In     Treasury         ESOP       for Sale    Retained
                                        Stock       Capital        Stock         Debt     Securities    Earnings        Total
                                    -------------------------------------------------------------------------------------------
                                                        (Dollar amounts in thousands except per share data)
BALANCE JUNE 30, 1995                    $204       $59,299            -      $(6,892)        $2,136    $273,045     $327,792

  Net income for the year                   -             -            -            -              -      54,500       54,500
  Stock options exercised                   -           279            -            -              -           -          279
  Dividends on common
     stock - $.85 per share                 -             -            -            -              -     (17,325)     (17,325)
  Purchase of treasury stock                -             -      $(1,093)           -              -           -       (1,093)
  ESOP debt repayment                       -             -            -        1,076              -           -        1,076
  ESOP shares released                      -           121            -            -              -           -          121
  Securities valuation                      -             -            -            -         (1,046)          -       (1,046)
                                    -------------------------------------------------------------------------------------------

BALANCE JUNE 30, 1996                     204        59,699       (1,093)      (5,816)         1,090     310,220      364,304

  Net income fiscal year to date            -             -            -            -              -      35,476       35,476
  Stock options exercised                   1           548            -            -              -           -          549
  Dividends on common
     stock - $.75 per share                 -             -            -            -              -     (15,309)     (15,309)
  Purchase of treasury stock                -             -         (137)           -              -           -         (137)
  ESOP debt repayment                       -             -            -          808              -           -          808
  ESOP shares released                      -           243            -            -              -           -          243
  Securities valuation                      -             -            -            -            221           -          221
                                    -------------------------------------------------------------------------------------------

BALANCE MARCH 31, 1997                   $205       $60,490      $(1,230)     $(5,008)        $1,311    $330,387     $386,155
                                    ===========================================================================================

                                  COLLECTIVE BANCORP, INC. AND SUBSIDIARY
                                    STATEMENTS OF CONSOLIDATED CASH FLOWS

                                                                                     Nine Months Ended
                                                                                          March 31
                                                                               -------------------------------
                                                                                   1997              1996
                                                                               -------------     -------------
                                                                                (Dollar amounts in thousands)
OPERATING ACTIVITIES:
Interest received                                                                        $                 $
                                                                                   284,073           262,163
Interest paid                                                                     (165,042)         (159,794)
Operating expenses                                                                 (71,072)          (52,273)
Sales of trading securities                                                              -            13,328
Loan fees                                                                            3,299             3,721
Other income received                                                               12,888            11,791
Income taxes paid                                                                  (21,024)          (16,075)
                                                                               -------------     -------------
Net cash provided by operating activities                                           43,122            62,861
                                                                               -------------     -------------

INVESTING ACTIVITIES:
Loan originations                                                                 (633,880)         (412,467)
Purchases of loans                                                                    (659)          (17,224)
Purchases of mortgage-backed securities                                                (64)          (14,042)
Repayment of loan principal                                                        339,465           269,403
Repayment of mortgage-backed security principal                                    120,327            99,181
Sales of loans held for sale                                                        41,520            98,367
Purchases of investment securities                                                (109,253)         (294,630)
Sales of investment securities available for sale                                   48,060                 -
Purchases of mortgage-backed securities available for sale                         (36,177)          (90,854)
Sales of mortgage-backed securities available for sale                               7,018            55,157
Repayment of principal on mortgage-backed securities available for sale             14,860            13,020
Maturities of investment securities                                                 41,211           318,960
Net decrease in real estate owned                                                    1,893             1,844
Net change in loans maturing in 3 months or less                                     5,000            (6,500)
Purchase of Continental Bancorporation                                             (25,703)                -
Cash obtained from Continental Bancorporation acquisition                           11,264                 -
Other investing, net                                                                 2,265             1,846
                                                                               -------------     -------------
Net cash (used for) provided by investing activities                              (172,853)           22,061
                                                                               -------------     -------------

FINANCING ACTIVITIES:
Net change in deposits                                                             114,452          (134,467)
Net change in short-term borrowings                                                 87,126            61,938
Net change in long-term borrowings                                                  (1,421)             (807)
Net decrease in advance payments by borrowers
   for taxes and insurance                                                          (1,408)           (5,769)
Dividends paid                                                                     (15,326)          (12,222)
Other financing, net                                                                (1,891)           (2,606)
                                                                               -------------     -------------
Net cash provided by (used for) financing activities                               181,532           (93,933)
                                                                               -------------     -------------
NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS                                51,801            (9,011)
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD                                      68,730            69,973
                                                                               -------------     -------------
CASH AND CASH EQUIVALENTS, END OF PERIOD                                                 $        $   60,962
                                                                                   120,531
                                                                               =============     =============

RECONCILIATION OF NET INCOME TO NET CASH PROVIDED
BY OPERATING ACTIVITIES:
Net income                                                                      $   35,476        $   39,841
Net change in trading securities                                                         -            13,328
Amortization and accretion of deferred charges and credits, net                        (92)           (2,166)
Amortization of intangibles                                                          4,302             3,578
Accrued income and expense                                                           6,924            14,067
Deferred income and expense                                                        (10,713)          (11,347)
Provision for loan and real estate owned losses                                      2,761             1,239
Depreciation and amortization                                                        3,656             3,514
ESOP debt repayment                                                                    808               807
                                                                               -------------     -------------
Net cash provided by operations                                                 $   43,122        $   62,861
                                                                               =============     =============

                     COLLECTIVE BANCORP, INC. AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


1. The unaudited interim consolidated financial statements of Collective Bancorp, Inc. and subsidiary ("Collective") included herein should be read in conjunction with the audited financial statements for the year ended June 30, 1996 included in Collective's 1996 Annual Report and incorporated by reference in the Form 10-K for that year. The unaudited interim financial statements reflect all adjustments which are, in the opinion of management, necessary for a fair presentation of the results for the periods presented. Such adjustments consist only of normal recurring accruals. The results of operations for the three and nine-month periods ended March 31, 1997 are not necessarily indicative of the results to be expected for the fiscal year ending June 30, 1997.

2. On February 27, 1997, Collective entered into an Agreement and Plan of Merger with Summit Bancorp. ("Summit") pursuant to which Collective will be merged with and into Summit and shares of Collective's common stock will be converted into whole shares of Summit's common stock and cash in lieu of fractional shares based on an exchange ratio of Summit common to Collective common of .895. The merger is subject to approval by Collective's stockholders and certain regulatory agencies. The merger is expected to be consummated during the third calendar quarter of 1997.

3. In connection with the enactment of the Deposit Insurance Funds Act of 1996 ("DIFA") on September 30, 1996, Collective Bank, a wholly-owned subsidiary of Collective Bancorp, Inc., was required to pay a one-time special assessment of $16.653 million to the Federal Deposit Insurance Corporation ("FDIC") to capitalize the Savings Association Insurance Fund ("SAIF") to its required reserve ratio. The special assessment rate of 65.7 cents per $100 of SAIF-assessable deposits was applied as of March 31, 1995. The assessment was paid in November 1996.

     DIFA also requires the Financing Corporation ("FICO") bond obligation to be shared by insured depository institutions pro rata beginning in the year 2000. For the transition period from January 1, 1997 to December 31, 1999, banks will pay one-fifth of the assessment rate imposed upon thrifts. During this period, the FICO assessment rates are estimated to be 1.3 basis points for banks calculated on their Bank Insurance Fund ("BIF") deposit base and 6.4 basis points for thrifts, such as Collective Bank calculated on their SAIF deposit base.

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

4. On August 20, 1996, the Small Business Job Protection Act of 1996 ("SBJPA") was enacted, which included a repeal of the thrift bad debt reserve method (percentage-of-taxable income method) under section 593 of the Internal Revenue Code. The repeal is effective for Collective's 1997 fiscal year. Since 1993, Collective has used the percentage-of-taxable income method in its income tax returns. Effective July 1, 1996, Collective was required to change from the reserve method to the specific charge-off method to calculate its bad debt deduction. The change in bad debt tax accounting methods has not had, nor is it expected to have, a material impact on Collective's results of operations.

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

5. On October 1, 1996, Collective acquired the outstanding capital stock of Continental Bancorporation for $25.7 million in cash pursuant to an agreement entered into on May 21, 1996. Simultaneously with the acquisition, Continental Bancorporation was liquidated and its subsidiary, Continental Bank of New Jersey ("Continental"), became a subsidiary of Collective. Continental's name was changed subsequently to Collective Bank of New Jersey. Collective Bank of New Jersey was a state-chartered, BIF-insured commercial bank with total assets of $161.3 million and deposits of $129.5 million on the date of acquisition. The acquisition was accounted for by the purchase method. It has not had, nor is it expected to have, a material effect on Collective's results of operations or financial position. Collective Bank of New Jersey was merged into Collective Bank in February 1997.

Item 2
                      MANAGEMENT'S DISCUSSION AND ANALYSIS
                                       OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS

General Financial Institution Legislation and Regulation

Collective's subsidiary, Collective Bank, is subject to extensive regulation, supervision and examination by the Office of Thrift Supervision ("OTS"), as its chartering authority and primary federal regulator, and by the Federal Deposit Insurance Corporation ("FDIC"), which insures its deposits up to applicable limits. Such regulation and supervision establish a comprehensive framework of activities in which an institution can engage and are intended primarily for the protection of the insurance fund and depositors. The regulatory structure also gives the regulatory authorities extensive discretion in connection with their supervisory and enforcement activities. Any change in such regulation, whether by the OTS, FDIC, or the Congress, could have a material impact on Collective Bank and its operations. See note 3 to the consolidated financial statements.

Assets

Total assets increased $372 million during the nine months ended March 31, 1997. The net increase, primarily in interest-earning assets, was comprised of increases in loans receivable, net of $314 million, cash and cash equivalents of $52 million, securities available for sale of $74 million, investment securities of $31 million and goodwill of $11 million and a decrease in mortgage-backed securities of $113 million. All other assets combined increased $3 million.

Loans receivable, net increased because loan originations and purchases exceeded loan repayments and sales by $254 million. The increase occurred as Collective continued its strategy of relying more on loans and less on collateralized mortgage obligations ("CMO's") as investment vehicles. Also, the Continental Bancorporation ("Continental") acquisition increased loans receivable by $64 million. The elements of the increase were as follows (in millions):

                      Residential first mortgage               $ 112
                      Commercial                                 123
                      Home equity                                 81
                      Construction                                16
                      Other                                     (18)
                                                             ---------
                                    Total                       $314
                                                             =========

Collective's strategy to increase loans as a percentage of total earning assets (from 51.4% at June 30, 1996 to 53.8% at March 31, 1997) was implemented through more aggressive advertising and marketing initiatives combined with more competitive pricing. The growth in Collective's loan portfolio was funded primarily by deposit growth, CMO principal repayments and borrowings.

Cash and cash equivalents increased because cash provided by operating and financing activities exceeded cash used in investing activities.

The increase in securities available for sale resulted from the Continental acquisition, and the increase in investment securities primarily from the addition of medium-term U.S. agency structured notes and Federal Home Loan Bank of New York ("FHLB of NY") stock. The stock purchases were required because of increased borrowings from the FHLB of NY and, to a lesser extent, asset growth.

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

Liabilities

The increase in liabilities of $350 million from June 30, 1996 to March 31, 1997 was comprised primarily of increases in deposits of $244 million and borrowings of $105 million. Other liabilities increased $1 million. The increase in deposits resulted from more aggressive marketing and pricing initiatives as Collective sought to fund asset growth with lower cost deposits rather than borrowings. Also, the Continental acquisition added deposits of $129 million. The deposit increase occurred in the following categories (in millions):

                          Non-interest bearing demand                  $  44
                          Interest bearing demand                         94
                          Savings and Investment Accounts                  8
                          Savings certificates                            88
                                                                      -------
                                           Total                       $ 244
                                                                      =======

The increase in non-interest bearing demand deposits consisted of commercial checking accounts, and the increase in interest bearing demand deposits was comprised of cash management accounts, primarily with municipalities. Certificates of deposit with maturities of twelve months and eighteen months primarily comprised the increase in savings certificates as Collective attractively priced these CD's to induce holders of shorter-term certificates into longer-term maturities.

Stockholders' Equity

The increase in stockholders' equity during the nine months ended March 31, 1997 resulted primarily from increased retained earnings. The increase in retained earnings was comprised of net income of $35.5 million less dividends of $15.3 million.


Liquidity and Capital Resources

Collective Bank is required by regulation to maintain certain levels of liquidity. Regulations currently in effect require Collective Bank to maintain liquid assets of not less than 5% of its net withdrawable deposits and short-term borrowings, of which at least 1% must be short-term liquid assets. Throughout the three months ended March 31, 1997, Collective Bank was in compliance with that regulation and at that date had an overall liquidity ratio of 5.72% and a short-term ratio of 2.56%.

At March 31, 1997, capital resources were sufficient to meet outstanding loan origination commitments of $96 million and commitments on unused lines of credit of $143 million. Loans originated or purchased during the nine months ended March 31, 1997 were funded from normal sources including investment security maturities, amortization of the existing loan and mortgage-backed securities portfolios and borrowings.

Collective Bank is subject to capital requirements mandated by the Financial Institutions Reform, Recovery and Enforcement Act ("FIRREA"). Under FIRREA, thrift institutions must have tangible capital equal to 1.5% of tangible assets, core capital equal to 3% of adjusted tangible assets and risk-based capital equal to 8% of risk-weighted assets. At March 31, 1997, Collective Bank exceeded those requirements as follows:


                 Tangible Capital:                  (In Thousands)                Percent

                          Actual                          $ 358,303                    6.52%
                          Required                           82,471                    1.50
                                                  ------------------            ------------
                     Excess                               $ 275,832                    5.02%
                                                  ------------------            ------------

                 Core Capital:

                          Actual                          $ 358,303                    6.52%
                          Required                          164,941                    3.00
                                                  ------------------            ------------
                          Excess                          $ 193,362                    3.52%
                                                  ------------------            ------------

                 Risk-based Capital:

                          Actual                          $ 367,638                   16.48%
                          Required                          178,427                    8.00
                                                  ------------------            ------------
                          Excess                          $ 189,211                    8.48%
                                                  ------------------            ------------


Collective Bank is considered well-capitalized (the highest capital category) under the Prompt Corrective Action regulations resulting from the Federal Deposit Insurance Corporation Improvement Act of 1991.

Three Months Ended March 31, 1997
Compared to Three Months Ended March 31, 1996

Net income for the three months ended March 31, 1997 increased $2.474 million compared to net income for the quarter ended March 31, 1996. The increase in net income was comprised of a $3.741 million increase in net interest income before provision for loan losses, a $600,000 increase in the provision for loan losses, a $1.127 million increase in other income, a $38,000 increase in other expense and a $1.756 million increase in income taxes.

The increase in net interest income resulted from an increase in net interest spread (the difference between the weighted average yield on interest-earning assets and the weighted average rate paid on interest-bearing liabilities) from 2.78% for the 1996 period to 2.81% for the 1997 period, combined with an increase in average interest-earning assets of $382 million. The combination of the increases in net interest spread and interest-earning assets caused net interest margin (net interest income divided by average interest-earning assets) to rise from 2.97% for the 1996 period to 2.99% for the 1997 period. The increase in net interest spread resulted from an increase in the yield on interest-earning assets of 5 basis points which was partially offset by a 2 basis point increase in the cost of funds. The increase in yield occurred because loans, which are the highest-yielding category of interest-earning assets, increased from 49.5% of average earning assets in the 1996 quarter to 54.3% in the 1997 quarter. The largest increase in loan assets occurred in the commercial loan category which generally bears higher interest rates than other types of loans.

The increase in cost of funds during the 1997 quarter primarily resulted from a greater reliance on jumbo certificates of deposit than in the 1996 quarter. The average balance of jumbo CD's was $132 million higher in 1997. The cost of borrowings also was slightly higher in the 1997 quarter because of a 25 basis point increase in the federal funds rate in March 1997.

Collective's net interest income tends to increase in periods of declining interest rates because its shorter-term interest-bearing liabilities generally reprice faster than its longer-term interest-earning assets. (See the "Maturity and Rate Sensitivity Analysis", page 13.) Conversely, Collective's net interest income tends to decrease in periods of rising interest rates. Substantially higher long-term interest rates in the 1997 quarter compared to the 1996 period more than offset the marginally higher short-term rates in 1997 resulting in a steeper yield curve which contributed to the increased net interest spread and margin in the 1997 quarter.

Although Collective's classified asset ratio decreased from 0.44% at March 31, 1996 to 0.33% at March 31, 1997, the loan loss provision was higher during the 1997 quarter because of increased general loss provisions for the growing loan portfolio, particularly the commercial loan segment.

Gain on sale of loans and securities increased from a loss of $162,000 in the 1996 period to a gain of $266,000 in the 1997 quarter because of the sale of securitized Small Business Administration ("SBA") loans acquired in the Continental acquisition. The increase in financial service fees and other income resulted primarily from increased fee income from the growth in demand deposit balances and a more aggressive strategy in charging and collecting fees related to deposit accounts.

Other expense was virtually unchanged because increases resulting from the Continental acquisition and other asset growth were offset by reduced deposit insurance premiums resulting from the Deposit Insurance Funds Act of 1996. (See note 3 to the consolidated financial statements, page 6.) Collective's ratio of operating expenses to assets was 1.22% in the 1997 quarter compared to 1.32% for the 1996 period.

The increase in income taxes resulted from the increased pre-tax income. The effective income tax rate was 36.7% for the three months ended March 31, 1997 compared to 35.7% for the three months ended March 31, 1996. The effective tax rate increased in the 1997 quarter because of the Continental acquisition. The intangible asset amortization resulting from the acquisition is not deductible for income tax purposes. Also, Continental's income was taxed at a higher rate than Collective Bank's income by the State of New Jersey.

Nine Months Ended March 31, 1997
Compared to Nine Months Ended March 31, 1996

Net income for the nine months ended March 31, 1997 decreased $4.365 million compared to net income for the nine months ended March 31, 1996. Without the SAIF recapitalization assessment (see note 3 to the consolidated financial statements), which reduced net income by $10.500 million, net income would have been $45.976 million for the 1997 period, an increase of $6.135 million over the 1996 period. The actual decrease in net income was comprised of a $11.369 million increase in net interest income, a $1.455 million increase in the provision for loan losses, a $1.299 million increase in other income, a $17.936 million increase in other expense and a $2.358 million decrease in income taxes.

The increase in net interest income resulted from an increase in net interest spread (the difference between the weighted average yield on interest-earning assets and the weighted average rate paid on interest-bearing liabilities) from 2.70% for the 1996 period to 2.79% for the 1997 period, combined with an increase in average interest-earning assets of $301 million. The combination of the increases in net interest spread and interest-earning assets caused net interest margin (net interest income divided by average interest-earning assets) to rise from 2.89% for the 1996 period to 2.98% for the 1997 period. The increase in net interest spread resulted from a 9 basis point decrease in the cost of funds. The overall yield on interest-earning assets was the same for both the 1997 and 1996 periods. Although the yields on loans, mortgage-backed securities and investment securities all were slightly lower in 1997, the lower yields were offset by the fact that loans made up a greater portion of average interest-earning assets in the 1997 period. Loans, which are the highest-yielding component of interest-earning assets, increased from 49.4% of earning assets in the 1996 period to 53.3% in the 1997 period. The lower cost of funds in the 1997 period resulted from a 23 basis point reduction in the cost of borrowings compared to 1996. Collective's borrowings are primarily short-term, and changes in the cost of its borrowings usually correlate with changes in the federal funds rate. The federal funds rate was approximately 35 basis points lower in the 1997 period than it was in the 1996 period. The average cost of deposits was 4.08% for the 1997 period compared to 4.09% for the 1996 period. A steeper yield curve in the nine-month period ended March 31, 1997, when compared to the 1996 period, contributed to the increased net interest spread and margin in the 1997 period.

Although Collective's classified asset ratio decreased from 0.44% at March 31, 1996 to 0.33% at March 31, 1997, the loan loss provision was higher during the 1997 period because of increased general loss provisions for the growing loan portfolio, particularly the commercial loan segment.

Gain on sale of loans and securities decreased from $1.032 million in the 1996 period to $375,000 in the 1997 period. Because longer-term interest rates were higher in the 1997 period than in the comparable 1996 period, the percentage of residential first mortgage loan origination's that met the criteria for long-term investment increased from 85% in the 1996 period to 94% in the 1997 period. Another contributing factor was that 76% of such originations were adjustable rate loans in the 1997 period compared to 18% in 1996. All adjustable rate loan originations are placed in the held-to-maturity portfolio. Therefore, sales of securitized loans decreased from $55 million in 1996 to $7 million in 1997. Most of the gain in the 1997 period resulted from the sale of securitized SBA loans acquired in the Continental acquisition (see page 11). The increase in financial service fees and other income resulted primarily from increased fee income from the growth in demand deposit balances and a more aggressive strategy in charging and collecting fees related to deposit accounts.

The increase in other expense resulted primarily from the SAIF recapitalization assessment and the Continental acquisition, partially offset by the reduced deposit insurance premiums, previously discussed. Collective's ratio of operating expenses to assets was 1.23% in the 1997 period, excluding the SAIF assessment, compared to 1.28% for the 1996 period.

The decrease in income taxes resulted from the reduced pre-tax income. The effective income tax rate was 35.9% for the nine months ended March 31, 1997 compared to 35.8% for the nine months ended March 31, 1996. The effective rate for the 1997 period was reduced because the marginal tax benefit rate for the SAIF assessment deduction was higher than Collective's effective tax rate without such deduction. However, such benefit was more than offset by factors resulting from the Continental acquisition (see page 11).

                                            COLLECTIVE BANCORP, INC. AND SUBSIDIARY
                                          MATURITY AND RATE SENSITIVITY ANALYSIS (1)

                                                                               March 31, 1997

                                             ---------------        --------------        ---------------        ---------------
                                                 1 Year                1 Year                  Over
                                                or Less              to 5 Years              5 Years                 Total
                                             ---------------        --------------        ---------------        ---------------
Assets:                                                                 (Dollar amounts in thousands)
  Mortgage loans:
   Balloon and adjustable rate first
     mortgages                                  $  694,742            $  649,403               $147,298            $ 1,491,443
   Fixed rate mortgages                            187,314  (2)          561,026                449,636              1,197,976
  Mortgage-backed securities                       419,110  (3)        1,198,015                363,501              1,980,626
  Consumer and other commercial loans              138,217                34,920                  3,614                176,751
  Federal funds sold                                19,595                     -                      -                 19,595
  Repurchase agreements                             35,000                     -                      -                 35,000
  Investment securities                            423,181  (4)                -                    139                423,320
                                             ---------------        --------------        ---------------        ---------------

Total rate sensitive assets                      1,917,159             2,443,364                964,188              5,324,711
                                             ---------------        --------------        ---------------        ---------------

Liabilities:
  Fixed maturity deposits                      $ 1,424,508            $  453,876               $ 14,847            $ 1,893,233

  Demand deposits, interest bearing                      -               602,199                      -                602,199
  Money market demand accounts                     302,810                     -                      -                302,810
  Passbook accounts                                100,320               236,405                223,609                560,334
  Borrowings                                     1,573,385                 5,486                      -              1,578,871
                                             ---------------        --------------        ---------------        ---------------

Total rate sensitive liabilities                 3,401,023             1,297,968                238,456              4,937,447
                                             ---------------        --------------        ---------------        ---------------


  Dollar gap (5)                               $(1,483,864)           $1,145,396               $725,732            $   387,264
                                             ===============        ==============        ===============        ===============


     (1) As presented in the above table, Collective calculates interest rate sensitivity information employing techniques developed by the Office of Thrift Supervision.
     (2)  Includes $3,600 of loans classified as held for sale.
     (3)  Includes  $120,165  of   mortgage-backed   securities   classified  as
          available for sale.
     (4)  Includes $115,786 of securities classified as available for sale.
     (5)  Rate sensitive assets less rate sensitive liabilities.



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


                            COLLECTIVE BANCORP, INC.


                                        EDWARD J. MCCOLGAN
Date   May  15, 1997                    Edward J. McColgan
                                        Vice Chairman & Chief Financial Officer





                                        BERNARD H. BERKMAN
Date  May 15, 1997                      Bernard H. Berkman
                                        Executive Vice President &
                                        Chief Accounting Officer